Form 10QSB
period 2006-09-30
Audio Stocks, Inc.
filed 2006-11-15
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

AUDIOSTOCKS, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Nevada	000-19644	20-1778374
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2038 Corte Del Nogal, Suite 110
Carlsbad, CA 92008
(Address of principal executive offices)

(760) 804-8844
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X No __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
          Yes No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes _ _ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

17,216,308 common shares outstanding, $0.001 par value, at October 26, 2006

Transitional Small Business Disclosure Format: No

PART I

ITEM 1.  FINANCIAL STATEMENTS

Our financial statements and related notes are located on the “F” pages at the end of this report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans, and expectations. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts reported in our financial statements and their accompanying notes. We have identified certain policies that we believe are important to the portrayal of our financial condition and results of operations. These policies require the application of significant judgment by our management. We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. An adverse effect on our financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions. Further information on these assumptions and on our accounting policies will be found in the notes to our financial statements contained in this Form 10-Q and in our most recent Current Report on Form 8-K. There have been no significant changes to these policies during the period discussed in this Report on Form 10-QSB.

RISK FACTORS

The following factors should be considered carefully in evaluating Audiostocks and its business. We have a limited operating history upon which an evaluation of our current business and prospects can be based. Our limited operating history makes it difficult for you to judge our prospects. We have reported losses for each fiscal year since we became incorporated. You should consider any purchase of our shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development, such as lack of capital, difficulty attracting high quality personnel, lack of market exposure, and uncertainty about the viability of our business plan.

RISKS RELATED TO OUR BUSINESS

Liquidity and capital resources are uncertain.

You should be cautioned that there can be no assurance that revenue, margins, and profitability will increase. There can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our operational requirements.

Our ability to continue as a going concern is uncertain.

In view of our liquidity conditions, our ability to continue as a going concern is uncertain and dependent upon achieving a profitable level of operations and, if necessary, on our ability to obtain necessary financing to fund ongoing operations. As well, our ability to absorb a large unforeseen expenditure or other disaster is limited by our current lack of capital resources. Our auditors' report also discusses substantial doubt about our ability to continue as a going concern.

Computer equipment problems and failures could adversely affect our business.

Problems or failures in Internet-related equipment, including file servers, computers and software, could result in interruptions or slower response times for our Web-based services, which could reduce the attractiveness of our Website, financial tools or investor relations services to advertisers and users. Should such interruptions continue for an extended period we could lose significant business and reputation. Equipment problems and failures could result from a number of causes, including an increase in the number of users of our Website, computer viruses, outside programmers penetrating and disrupting software systems, human error, fires, floods, power and telecommunications failures and internal breakdowns. In addition, any disruption in Internet access and data feeds provided by third parties could have a material and adverse effect on our businesses. Our limited resources do not currently permit us to maintain an off-site disaster recovery facility. As a result, if we experience a major disaster such as a fire, theft, or intentional destruction of our computer equipment, it could have catastrophic results for our business.

We may not be able to compete successfully against current and future competitors.

We currently compete with several other companies offering similar services. Many of these companies have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. We can not assure you that we will have the financial resources or the technological expertise to successfully meet this competition.

We are significantly influenced by our officers, directors and entities affiliated with them.

In the aggregate, ownership of Audiostocks shares by management, and /or entities affiliated with management, represents a majority of our present issued and outstanding shares of common stock. These shareholders, if acting together, will be able to significantly influence all matters requiring approval by shareholders, including the election of directors and the approval of mergers or other business combinations.

We are highly dependent on a single source for revenue referrals

We currently obtain all of our business referrals through Business Consulting Group Unlimited, Inc. They may not continue to provide referrals to us and we may not be able to establish relationships with new referral sources to ensure a steady flow of clients companies. Our inability to acquire suitable referrals in the future or the loss of our current referral source and our failure to replace them may result in a decrease in revenues.

We may not be unable to protect the intellectual property rights upon which our business relies.

We have pursued or may pursue certain trademarks, and we have brand names, Internet domain names, Website designs, programs and certain subscriber lists which make up the intellectual property we view as important to our business. It may be possible for a third party to copy or otherwise obtain or use our intellectual property without authorization or to develop similar technology independently. There can also be no assurance that our business activities will not infringe upon the proprietary rights of others, nor that other parties will not assert infringement claims against us, including claims that by, directly or indirectly, providing hyperlink text links to Websites operated by third parties, we have infringed upon the proprietary rights of other third parties. Due to the global nature of the Internet, there can be no assurance that obtaining trademark protection in the United States will prevent infringements on our trademarks by parties in other countries. We have not sought or obtained any patents on our proprietary software and data processing applications.

We may be held liable for online information or services provided by us or third parties.

Because materials may be downloaded by the public on Internet services offered by us or the Internet access providers with whom we have relationships, and because third party information may be posted by third parties on our Website through discussion forums and otherwise, there is the potential that claims will be made against us for defamation, negligence, copyright or trademark infringement or other theories. The imposition of liability based on such claims could materially and adversely affect us.

Even to the extent such claims do not result in liability, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information or services carried on or disseminated through our Website could require implementation of measures to reduce exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of services to members and users.

Even if we obtain general liability insurance, it will not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. In any event, even if we obtain general liability insurance, any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Our business and revenues may be affected by restrictions on use of third party information.

We post news clippings from other third party news websites on the Audiostocks.com website with links to the source site. Most publishers currently encourage this practice. To the extent that a large majority of news publishers prohibit posting of their stories on our Websites or begin charging royalty fees for such stories, our Website traffic could decrease or our costs could increase, thereby adversely impacting our profitability.

We may attempt to raise additional capital through the sale of additional common stock in the near future. Future issuances of common stock may dilute your position in us.

Our stock price will be highly vulnerable to buying and selling pressures. As there will be a limited market for our common stock upon the effectiveness of this Registration Statement, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline.

Our board of directors may authorize and issue preferred shares.

Our board of directors has the authority to issue preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. The potential consequences to our investors include a loss of perceived value of the stock in the market and a loss of future earnings and dividends, if and when dividends are declared.

Future sales of our equity securities will dilute investors purchasing shares in this offering.

To fully execute our long-term business plan, we will need to raise additional debt and equity capital in the future. We will need to raise additional equity capital as we raise additional debt capital to keep our debt to equity ratio in a range acceptable to the financial institutions providing debt capital. Although we have no current plans to raise additional equity capital within the next twelve months, except for the equity capital raised in the offering, such additional equity capital when and if it is raised would result in an investor in this offering being diluted.

We plan to grow very rapidly, which will place strains on our management team and other company resources.

We plan to grow rapidly and significantly expanded our operations. This growth will place a significant strain on our management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We will not be able to increase revenues unless we continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures, expand, train and manage our work force and manage multiple relationships with third parties.

INVESTMENT RISKS

If a market for our common stock does develop, our stock price may be volatile

There is currently no market for our common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors including:

•	Our ability to execute our business plan and significantly grow our business;
•	Our ability to further develop and enhance our services and products;
•	Our ability to generate a market and recognition for our products and services;
•	Increased competition from competitors who offer competing services; and
•	Our financial condition and results of our operations.

We can provide no assurance to investors that our common stock will be traded on any exchange or electronic quotation service.

Our common stock has no prior market, and prices may decline after the offering

There is no public market for our common stock, and no assurance can be given that a market will develop or that any stockholder will be able to liquidate his investment without considerable delay, if at all. The trading market price of our common stock may decline below the offering price. If a market should develop, the price may be highly volatile. In addition, an active public market for our common stock may not develop or be sustained. Factors such as those discussed in this "Risk Factors" section may have a significant impact on the market price of our securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in our common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of these securities as collateral for loans. Thus, a purchaser may be unable to sell or otherwise realize the value invested in our stock.

Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are currently covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. Future issuances of shares may adversely impact the value of our stock.

Investors may face significant restrictions on the resale of our stock due to state blue sky laws

Each state has its own securities laws, often called “blue sky laws,” which (1) limit sales of stock to a state's residents unless the stock is registered in that state or qualifies for an exemption from registration and (2) govern the reporting requirements for broker-dealers and stock brokers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, and the broker must be registered in that state, or otherwise be exempt from registration. We do not know whether our stock will be registered under the laws of any states. A determination regarding registration will be made by the broker-dealers, if any, who agree to serve as the market-makers for our stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities.

Accordingly, investors should consider the secondary market for our securities to be a limited one. Investors may be unable to resell their stock, or may be unable to resell it without the significant expense of state registration or qualification.

Investors may face significant restrictions on the resale of our stock due to federal regulations of penny stock.

Our stock differs from many stocks, in that it is a “penny stock.” The Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended.

Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:
•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

The offering price of the shares was not determined on the basis of the value of our assets, our earnings or any other financial criterion of value and the per share price of our stock in a trading market could be lower than the arbitrarily determined offering price of our shares.

The offering price of the shares of common stock offered has been arbitrarily determined by us, and is not based on the value of our assets, earnings, book value, net worth or other financial statement criteria of value. The factors considered in determining the offering price include an evaluation of the history of and prospects for the industry in which we compete and the prospects for our future earnings. Such factors are entirely subjective, and no representations are made herein as to any objectively determinable value of the shares offered is this offering. The per-share price of our stock in a trading market could be lower than the arbitrarily determined price that we have set to offer our shares in this prospectus.

Shares eligible for future sale by our current shareholders may decrease the price of our common stock.

If our shareholders, including the selling shareholders listed in this prospectus sell substantial amounts of our common stock in the public market following future offerings, then the market price of our common stock could fall. Restrictions under the securities laws limit the number of shares of common stock available for sale in the public market.

Our common stock price is likely to be highly volatile.

The market price for our common stock is likely to be highly volatile as the stock market in general and the market for stocks traded on the Over-the-Counter Bulletin Board market tends to be highly volatile. We cannot assure you that our common stock will trade at the same levels of other stock in our industry stocks in general will sustain their current market prices.

The following factors will add to our common stock price's volatility:

•	actual or anticipated variations in our quarterly operating results,
•	new sales formats or new products or services offered by us, or our competitors,
•	conditions or trends in the auto finance industry in general,
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures,
•	our capital commitments,
•	additions or departures of our key personnel, and
•	sales of our common stock.

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

RECENT DEVELOPMENTS

On October 2, 2006, Mr. Mark L. Baum resigned from his positions as President, Chief Executive Officer and Chief Financial Officer. Mr. Baum’s resignation was not because of any disagreements with the Corporation on matters relating to its operations, policies or practices.

On October 2, 2006, Mr. James B. Panther resigned from his position as Secretary. Mr. Panther’s resignation was not because of any disagreements with the Corporation on matters relating to its operations, policies or practices.

On October 2, 2006, our board of directors appointed Mr. Philip L. Morgan to act as our President, Chief Executive Officer, Chief Financial Officer and Secretary.

On October 19, 2006, we filed an SB-2 Registration Statement with the Securities and Exchange Commission for the registration of 3,234,460 shares of our common stock. We are currently awaiting approval of the Registration Statement.

SALES

	Three Months Ended September 30

	2006	2005

Total Sales	-	-

We had no sales for the three months ended September 30, 2006 as compared with no sales for the three months ended September 30, 2005.

	Nine Months Ended September 30

	2006	2005

Total Sales	-	-

We had no sales for the nine months ended September 30, 2006 as compared with no sales for the nine months ended September 30, 2005.

COST OF REVENUES

We had costs of $16 associated with revenues in the three months ended September 30, 2006 as compared with no costs for the three months ended September 30, 2005.

We had costs of $66,512 associated with revenues in the nine months ended September 30, 2006 as compared with no costs for the nine months ended September 30, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained $16 in general and administrative expenses in the three months ended September 30, 2006 as compared with $0 for the three months ended September 30, 2005.

We sustained $29,512 in general and administrative expenses in the nine months ended September 30, 2006 as compared with $0 for the nine months ended September 30, 2005.

NET PROFIT FROM OPERATIONS

	Three Months Ended September 30

	2006	2005

Net Profit (Loss)	$ (16)	-

For the three months ended September 30, 2006, we had a net loss of $16 from operations as compared no profits or losses from operations for the three months ended September 30, 2005.

	Nine Months Ended September 30

	2006	2005

Net Profit (Loss)	$ (66,512)	-

For the nine months ended September 30, 2006, we had a net loss of $66,512 from operations as compared with no profits or losses from operations for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended September 30, 2006 was $16.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

As of June 30, 2006, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently do not have any employees. We hire contract labor on an as need basis. We have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good.

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended September 30, 2006.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1.1	Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.1.2	Amended and Restated Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Audiostocks, Inc.

/s/ Philip L. Morgan

By: Philip L. Morgan
Its: President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Philip L. Morgan Philip L. Morgan	President, Chief Executive Officer and Chief Financial Officer	November 15, 2006

Audiostocks, Inc
BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(Unaudited)
September 30,
ASSETS	2006

Current assets
Cash	$16
Total current assets	16

Property and equipment, net of accumulated depreciation of $0.00	0

Other Assets	0
TOTAL ASSETS	$16

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Shareholder loan	$100
Accounts Payable	36,500
Accrued liabilities	30,000
Total current assets	66,600

Notes Payable	0

TOTAL LIABILITIES	66,600

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	—
Common stock, 50,000,000 shares authorized, $0.001 par value
17,216,308 shares issued and outstanding	17,216
Additional paid-in captial	0
Retained deficit	(83,800)
TOTAL STOCKHOLDERS' EQUITY	(66,584)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16

See notes to the financial statements

Audiostocks, Inc
STATEMENTS OF OPERATIONS
Period Ended September 30, 2006 and 2005

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Revenue	$0	$—	0	—
Total revenues	0	—	0	—

Expenses
Wage Expense	0		15,000
General and administrative	(16)		29,512
Consulting	0		22,000
Depreciation, depletion, and amortization	0	0	0	0
Total operating expenses	(16)	0	66,512	0

Loss from operations	16	0	(66,512)	0

Other income (expense)
Interest income		0		0
Interest expense
Other Income
Forgiveness of Debt	0	0	0	0

Total other income (expense)	0	0	0	0

NET INCOME (LOSS)	$16	$0	(66,512)	0

Basic and diluted loss per common share	$0.00	$0.00	(0.01)	0.00

Weighted average common shares outstanding	5,653,495	0	5,653,495	0

See notes to the financial statements

Audiostocks, Inc
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Period ended September 30, 2006

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2004	51,439	$51	$0	$(51)	$0

Issuance of common stock in
exchange for services at $.001 per share	17,148,561	17,149	0	—	17,149

Rounding of shares due to 200:1
reverse stock split	72	0	0	—	0

Issuance of common stock dividend	16,236	16	0	—	16
valued at $.001 per share

Net Loss for the year ended
December 31, 2005	—	—	—	(17,237)	(17,237)

Balance at December 31, 2005	17,216,308	17,216	0	(17,288)	(72)

Net Loss for the period ended
June 30, 2006				(66,528)

Balance at June 30, 2006	17,216,308	17,216	0	(83,816)	(66,600)

Net Loss for the period ended
September 30, 2006				16

Balance at September 30, 2006	17,216,308	17,216	0	(83,800)	(66,600)

See notes to the financial statements

Audiostocks, Inc
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005

		September 30,		September 30,
		2006		2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(66,512)		$0
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock for services		0
Depreciation, depletion and amortization		0
Imputed Interest		0		0
Forgiveness of debt		0		0
Accounts payable and accrued expenses		66,500
Accrued Interest		0

NET CASH USED IN OPERATING ACTIVITIES		(12)		0

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment				—
Capital expenditures - other

NET CASH USED IN INVESTING ACTIVITIES		0		0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		0
Payments on notes payable				—
Proceeds from warrants execrcised -cash portion		0		—
Proceeds from sale of common stock		—		0
Loans advanced		—

NET CASH PROVIDED BY FINANCING ACTIVITIES		0		0

NET CHANGE IN CASH		(12)		0

CASH BALANCES
Beginning of period		28		0

End of period		$16		$0

SUPPLEMENTAL DISCLOSURE:
Interest paid	$			$—
Income taxes paid		—		—

NON-CASH ACTIVITIES:
Debt converted to common stock	$		$
Debt discount				—
Advances from shareholders converted
to loans payable Issued stock for legal
and consulting services

See notes to the financial statements

AUDIOSTOCKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006

NOTE 1.  GENERAL

AudioStocks, Inc. has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their financial statements for the fiscal year ended December 31, 2005 as filed in their SB-2 Registration Statement on October 19, 2006.

NOTE 2. UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which, in the opinion of management, are necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 3. COMMON STOCK TRANSACTIONS

During the three months ended September 30, 2006, the Company did not issue any stock.