Form 10KSB
period 2006-12-31
Audio Stocks, Inc.
filed 2007-07-09
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 333-138083

AUDIOSTOCKS, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte Del Nogal, Suite 110 Carlsbad, CA 92011 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                           760-804-8844
Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
Securities registered pursuant to Section 12(g) of the Act:                                                                                                $.001 par value common stock
___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X             No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s revenues for the most recent fiscal year were $354,910.

Our common stock does not currently trade on any public trading market. As of July 9, 2007, shares of common stock held by each officer, director, affiliate and by each person or group who owns 10% or more of the outstanding common stock amount to 14,919,642 shares.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 9, 2007, 17,216,308 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

Transitional Small Business Disclosure Format:  No.

PART I

Item 1.   Description of Business

Company Overview

Audiostocks is an internet based publishing platform designed to compile, catalogue, distribute and make functional, financial content and data related to that content.  Audiostocks.com solutions generate rich fact-based media exposure for public and private companies, industry groups and investment professionals through the Audiostocks.com software platform.  Our software is primarily used to: (1) facilitate executive and company participation in industry and event-based roundtables and conferences; (2) create and distribute audio-based content related to a particular private or public company; (3) append interview-related and other rich media content to traditional press releases; and (4) for registered investment professionals only, to add interview-based audio content to financial research.  Our content is distributed online to individual investors and finance professionals including North American buy-side analysts, investment research professionals and portfolio managers.  All content is copyrighted to protect licensing partners.

Our corporate headquarters are located at 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011. Our telephone number at our corporate head office is (760) 804-8844.

Corporate History

We were originally incorporated under the laws of the State of Delaware on January 22, 2002, as Jupiter Processing Inc. On January 13, 2005, we changed our name to Audiostocks, Inc.  Our fiscal year end is December 31.

General

Audiostocks.com is a financial media and technology company. Our revenue streams can be categorized into three service divisions:

•	Introductory Program;
•	Accountability Plus; and
•	Distribution Pro.

We are a media platform for publicly traded small and micro capitalization companies, providing the latest fact-based information to current and prospective shareholders. Our content is distributed online to individuals, financial professionals, investment research professionals and portfolio managers.

In today’s financial environment, fact-based information is one of the most essential tools an investor can utilize to make successful investment decisions. Unfortunately, investors, and even investment professionals, are often unable to find current and up-to-date information on small and micro capitalization companies. Ordinarily, the investing public is forced to rely upon periodic reports filed by small and micro capitalization companies with the Securities and Exchange Commission. These reports often do not provide a comprehensive depiction of a company’s overall operations, goals and strategies in a format that is understandable to many shareholders. Investors need a continuous stream of up-to-date information in order to make sound investment decisions.

Audiostocks.com seeks to bridge that gap in information by providing an online forum where small and micro capitalization companies can disseminate, and the investment public can obtain, the most current and up-to-date, fact-based investment information available. We provide the investing public with a product that integrates traditional publishing with an audio interview format and other leading edge software and electronic communication tools.

Rather than solely offering text based reports and information, investors browsing the Audiostocks.com website can find exclusive audio and video interviews directly from the executives managing our client companies. These interviews typically cover general business profiles, emerging industry trends, evolving business plans, new target markets and short and long term corporate strategies. Our AudioNews™ service provides client company executives and representatives the opportunity to discuss at length, the information contained within recent press releases. AudioNews™ bridges the gap between current company news and past information from SEC forms 10-K, 10-Q, and 8-K essentially creating an educational platform for investors to fortify their understanding of the client’s development.

All recipients of Audiostock’s content receive Audiostock’s content because they have filled out a user request form and have requested to receive Audiostock’s content.

We do not offer investment advice. We are not brokers or dealers in securities. All information posted on the Audistocks.com website is provided to us by the client companies or is originated by Audiostocks.com in direct cooperation with a client company and approved by the client company before posting.

Products And Services

Our understanding of internet based financial technology and media has enabled us to leverage our products and services to enter new markets and secure new clients. Using a common integrated technology platform, we have developed three main levels of service: the Introductory Program; Accountability Plus; and Distribution Pro, as described below:

Introductory Program provides clients with our introductory services. The client’s company profile is posted in the “Companies” section of Audiostocks.com, and includes:

•	A brief description of the client
•	A description of the client’s key products and services
•	The posting of the client’s logo
•	The posting of the client’s executive photos
•	The posting of a 10 minute overview interview or one AudioNews™ story
•	A link to the client’s homepage
•	A link to the client’s SEC filings

Accountability Plus is designed to communicate the client’s company story and track how well the client message is being received. Accountability Plus also provides the client with exposure to the AudioNews™ format.  We view each significant development of a client as a "chapter" in the client’s book or business strategy.  Problems can arise when shareholders or the marketplace "forget" about prior chapters in the "book."  AudioNews™ is designed to pull the client’s "chapters" together, and show how each chapter integrates into the successful execution of the client’s business plan.  AudioNews™ accomplishes this through an audio interview format and by including an AudioNews™ Interview hyperlink at the bottom of a press release.  Accountability Plus also includes the following:

•	Access to the backend Audiostocks database, allowing the client to (i) track user activity directed to the client, (ii) respond to user "Q & A" inquiries and (iii) record all responses
•	The client will become a “featured” company on the Audiostocks.com home page
•	The posting of a ten minute corporate overview interview
•	Four earnings call interviews
•	Four AudioNews™ interviews
•	Brief description of the client and their products and services
•	The client logo, executive photographs and biographies
•	A corporate fact sheet
•	A link to the client’s homepage and SEC filings
•	The client will be able to post additional documents in multiple formats

Distribution Pro is designed to consistently distribute a variety of client materials specifically to opt in institutional investors.   The Distribution Pro program also provides the client with a personal Audiostocks.com shareholder communications manager who is able to field and respond to shareholder inquiries on a daily basis.  Additional benefits include:

•	The client will be introduced to Audiostocks’ institutional relationships
•	Posting of an in depth audio-based corporate overview
•	Eight AudioNews™ interviews
•	Direct mail to existing shareholders
•	Daily access to a personal shareholder communications manager
•	Four earnings calls
•	A client fact sheet will be distributed via email to Audiostocks.com opt-in users
•	Posting of documents in various formats
•	Inclusion in Audiostocks.com newsletters
•	Participation in industry related, public company conferences
•	Description of the client’s products and services
•	Posting of client logo, executive photographs and biographies
•	Access to the backend Audiostocks database, allowing the client to (i) track user activity directed to the client, (ii) respond to user "Q & A" inquiries and (iii) record all responses

Audiostocks’ programs are available to our clients in combinations of any of our offered service packages.

We have built and maintain our data processing solution that aggregates the multiple feeds, translates and builds a common database infrastructure. Our system then cleans, filters and maintains the data for use by our various data-driven services. We have a sophisticated server and security system which runs this content/data management system. Our services include providing client fundamentals, links to regulatory filings and client profiles.

The applications are delivered to customers in three different formats:

•	Through our software via the world wide web on www.Audiostocks.com;
•	Through email to subscribers who register at www.Audiostocks.com.

Competition

The market for our Internet products and services is relatively new and has been highly fragmented, but we have seen a trend toward consolidation of the market in recent months. We compete intensely with other companies providing similar services to us. Many of those services are commodity-like and not easily differentiated. Our competition includes direct competitors such as CEOCast.com, Stockgroup Information Systems, Inc., and www.WallStreet.net, as well as general-purpose Internet portals such as Yahoo! and AOL, who provide financial and investment research information. Our competition in the advertising market includes other financial and business related Websites such as Thestreet.com and Globeandmail.com. We expect our competitors to remain strong as the Internet industry further consolidates.

Employees

We currently have five full time employees.  Additionally, we hire independent contract labor on an as needed basis.  We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good. Due to planned growth, we anticipate hiring additional full time employees over the course of the calendar year 2007.

Section 17(b) Disclosures

Section 17(b) of the Securities Act of 1933 requires certain disclosures by any person that publishes, gives publicity to, or circulates any notice, circular, advertisement, newspaper, article, letter, investment service, or communication which, though not purporting to offer a security for sale, describes such security for a consideration received or to be received, directly or indirectly, from an issuer, underwriter, or dealer. In the event Section 17(b) applies, certain disclosures must be made regarding the compensation received including the nature of the compensation, the amount of the compensation and the source of the compensation.

All required compensation disclosures and information under Section 17(b) are posted and may be viewed on the “Disclosures” section of our website at www.audiostocks.com.

Regulatory Issues

Aside from the above 17(b) disclosures, we do not believe we are subject to governmental regulation in our Internet publishing efforts, nor do we know of any pending legislation or regulation which may impose regulatory requirements on our Internet activities. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business, and that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct our business.

Subsidiaries

We own no subsidiaries at this time.

Item 1A.   Risk Factors and Cautionary Statement Regarding Forward-Looking Information

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

Our computer systems may not be able to accommodate increases in the number of users of our services.

In the past, our Website has experienced significant increases in traffic when there is noteworthy business or financial news stories. In addition, the number of our users has continued to increase over time as we continue to seek further increases in our user base. Consequently, our Website must accommodate a high volume of traffic and deliver frequently updated information. Our Website has in the past and may in the future experience slower response times or other problems for a variety of reasons.

We may not be able to compete successfully against current and future competitors.

We currently compete with several other companies offering similar services. Many of these companies have significantly greater financial resources, name recognition, and technical and marketing resources, and virtually all of them are seeking to improve their technology, products and services. We can not assure you that we will have the financial resources or the technological expertise to successfully meet this competition. Increased competition could result in price reductions, reduced margins, or loss of market share, any of which would adversely affect our business.

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

We license our software from a third party licensor.

We do not own and currently license our software from, BCGU, LLC. The use of this software currently provides us with all of our revenues. In the event we lose the license rights to this software, our business operations will be severely hindered and may result in a loss all revenue streams

We pay significant software licensing fees to our third party licensor.

Licensing fees and royalties under our software licensing agreement with BCGU, LLC include (i) royalty payments to BCGU, LLC of fifty nine and one half percent of revenues or (ii) special dividends payable to BCGU, LLC equal to fifty nine and one half percent of revenues.

We are highly dependent on revenue referrals.

We currently do not have an internal sales structure. We currently obtain a significant number of our business referrals through third party referral sources. They may not continue to provide referrals to us and we may not be able to establish relationships with new referral sources to ensure a steady flow of clients companies. Our inability to acquire suitable referrals in the future or the loss of our current referral source and our failure to replace them may result in a loss of all revenue streams.

A large portion of our current revenues are received in the form of restricted stock.

Many of our customers provide payment for our services in restricted stock. Pursuant to United States securities laws and Securities and Exchange Commission rules and guidelines, we are often restricted in our ability to freely sell the stock underlying these payments. Due to these restrictions, these shares are subject to fluctuations and volatility in the stock market, as well as risks related to the cancellation of these shares by our clients before they can be sold. These market fluctuations may cause us to make substantial adjustments to our revenues reported in our periodic financial statements.

We may not be unable to protect the intellectual property rights upon which our business relies.

We have pursued or may pursue certain trademarks, and we have brand names and certain subscriber lists which make up the intellectual property we view as important to our business. It may be possible for a third party to copy or otherwise obtain or use our intellectual property without authorization or to develop similar technology independently. There can also be no assurance that our business activities will not infringe upon the proprietary rights of others, nor that other parties will not assert infringement claims against us, including claims that by, directly or indirectly, providing hyperlink text links to Websites operated by third parties, we have infringed upon the proprietary rights of other third parties. Due to the global nature of the Internet, there can be no assurance that obtaining trademark protection in the United States will prevent infringements on our trademarks by parties in other countries.

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

Government regulation and legal uncertainties relating to the web could hinder the popularity of internet services.

There are currently few laws or regulations that specifically regulate communications or commerce on the web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. Several telecommunications companies have petitioned the federal communications commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the web. Any new laws or regulations relating to the web could adversely affect our business.

We are highly dependent on activity levels in the securities market.

Our business is dependent upon the health of the financial markets. Some of the financial data and information market demand is dependent on activity levels in the securities markets. In the event that the U.S. or international financial markets suffer a prolonged downturn that results in a significant decline in investor activity, our revenue levels could be materially adversely affected.

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

We could face liability for the information displayed on our Website.

We may be subjected to claims for defamation, negligence, and copyright or trademark infringement relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be subjected to claims based upon the content that is accessible from our Website through links to other websites.

We may attempt to raise additional capital through the sale of additional common stock in the near future.  Future issuances of common stock may dilute your position in us.

Once a market for our stock exists, our stock price will likely be highly vulnerable to buying and selling pressures. As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline.

Our board of directors has authorized and issued preferred shares.

Our board of directors has the authority to issue, and has issued certain preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. The potential consequences to our investors include, but are not limited to, a loss of perceived value of the stock in the market, a loss of voting powers and a loss of future earnings and dividends, if and when dividends are declared.

Future sales of our equity securities will dilute current investors.

To fully execute our long-term business plan, we will need to raise debt and equity capital in the future. We will need to raise additional equity capital as we raise additional debt capital to keep our debt to equity ratio in a range acceptable to the financial institutions providing debt capital. Such additional equity capital when and if it is raised would result in an investor being diluted.

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

If our shareholders sell substantial amounts of our common stock in the public market following future offerings, then the market price of our common stock could fall. Restrictions under the securities laws limit the number of shares of common stock available for sale in the public market.

Our common stock price is likely to be highly volatile.

The market price for our common stock is likely to be highly volatile. We cannot assure you that our common stock will trade at the same levels of other stock in our industry.

The following factors will add to our common stock price's volatility:

        •  actual or anticipated variations in our quarterly operating results,
        •  new sales formats or new products or services offered by us, or our competitors,
        •  conditions or trends in our industry in general,
        •  announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures,
        •  our capital commitments,
        •  additions or departures of our key personnel, and
        •  sales of our common stock.

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.

Cautionary Statement Concerning
Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties.  These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2.  Description of Property

Intellectual Property, Proprietary Rights And Domain Names

We presently rent the domain name www.Audiostocks.com from BCGU, LLC, and it is our intention to purchase additional domain names in the future as the nature of our business, and the products and services we offer, continues to expand. We believe our rental and ownership of these domain names gives us adequate protection over them and we intend to continue to keep them in our possession.

BCGU, LLC is in the process of filing the requisite paperwork to obtain a trademark in the United States on "www.Audiostocks.com", "Audiostocks", “AudioNews” and the Audiostocks logo. We have no other plans to register significant trademarks as of the date of this report. We may pursue other trademarks in the future.

We protect our other intellectual property through a combination of trademark law, trade secret protection and confidentiality agreements with our employees, customers, independent contractors, agents and vendors. We pursue the registration of our domain names, trademarks and service marks in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services and products are made available on-line. We create some of our own content and obtain the balance of our content from third parties. It is possible that we could become subject to infringement actions based upon the content obtained from these third parties. In addition, others may use this content and we may be subject to claims from our licensors. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the future. We enter into confidentiality agreements with our employees and independent consultants and have instituted procedures to control access to and distribution of our technology, documentation and other proprietary information and the proprietary information of others from whom we license content. The steps we take to protect our proprietary rights may not be adequate and third parties may infringe or misappropriate our trademarks, service marks and similar proprietary rights. In addition, other parties may assert claims of infringement of intellectual property or alter proprietary rights against us. The legal status of intellectual property on the Internet is currently subject to various uncertainties as legal precedents have not been set and are still to be determined in many areas of Internet law.

Real Property

At present, we do not own any property.  Our executive offices currently consist of shared leased office space located at:  2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011 and our phone number is 760-804-8844.  We are currently negotiating our lease terms. We may require a larger office space if we grow.  We believe there is an adequate supply of suitable office space in surrounding areas on terms acceptable to us.

Item 3.  Legal Proceedings

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock does not currently trade on any public trading market.

Holders

As of December 31, 2006 there were approximately 165 record holders of our common stock.

Dividends

We have declared one stock dividend in January, 2005 for 99 shares of our common stock to each shareholder of record. We do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities:

On January 13, 2005, our board of directors authorized the issuance of 24,280 restricted shares of our common stock to a consultant. These shares were issued in lieu of $4,856 due for consulting services rendered.

On January 13, 2005, our board of directors authorized the issuance of 24,280 restricted shares of our common stock to a consultant. These shares were issued in lieu of $4,856 due for consulting services rendered.

On January 2005, our board of directors approved of a 200 to 1 reverse stock split. We issued 72 shares of restricted common stock in connection with the rounding up of fractional shares pursuant to the 200 to 1 reverse split. The issuances in this report reflect this reverse split.

On January 14, 2005, our board of directors authorized the issuance of 1,200,000 restricted shares of our common stock to a consultant. These shares were issued in lieu of $1,200 due for consulting services rendered.

On January 14, 2005, our board of directors authorized the issuance of 7,950,000 restricted shares of our common stock to our founders as founder’s shares in lieu of $7,950.

On January 14, 2005, our board of directors authorized the issuance of 7,950,000 restricted shares of our common stock to our founders as founder’s shares in lieu of $7,950.

On January 14, 2005, our board of directors authorized the issuance of a special dividend of 99 shares to all shareholders of the Corporation. Pursuant to the special dividend, 16,236 restricted shares of our common stock were issued to all Shareholders.

All of the issuances of securities described above were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.  We made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  There was no general solicitation or general advertising used to market the securities.  We provided each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements.  These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods.  The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.  See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

Expenses

Our total expenses in 2006 were $323,529. We incurred $34,726 in professional legal and accounting expenses and $1,500 in general and administrative expenses for the year ended December 31, 2006.  We utilize outside professional consultants to assist us with management, strategic planning, organization and daily operations. These professional consulting fees for the year ended December 31 2006 amounted to $37,000. Software licensing fees for the period ending December 31, 2006 totaled $250,303.

Plan of Operation

Our current operations are centered around our internet based publishing platform, Audiostocks.com.  Audiostocks is an internet based publishing platform designed to compile, catalogue, distribute and make functional, financial content and data related to that content.  Audiostocks.com solutions generate rich fact-based media exposure for public and private companies, industry groups and investment professionals through the Audiostocks.com software platform.  Our software is primarily used to: (1) facilitate executive and company participation in industry and event-based roundtables and conferences; (2) create and distribute audio-based content related to a particular private or public company; (3) append interview-related and other rich media content to traditional press releases; and (4) for registered investment professionals only, to add interview-based audio content to financial research.  Our content is distributed online to individual investors and finance professionals including North American buy-side analysts, investment research professionals and portfolio managers.  All content is copyrighted to protect licensing partners.

Liquidity and Capital Resources

At December 31, 2006, we had $6 cash on hand. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

We may continue to seek additional capital over the next 12 months from the additional sale of our securities.  The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding.  In the event we are unable to raise additional capital, we will be unable to expand operations as desired.

We intend to retain any future earnings, if any, to retire any existing debt, finance the expansion of our business and any necessary capital expenditures and for general corporate purposes.

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2006.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The history of losses and the inability for the Company to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

Results of Operations for the Year Ended December 31, 2006.

We had $354,910 in total revenues for the year ended December 31, 2006. Total operating expenses for the year ended December 31, 2006 amounted to $323,529. These expenses were primarily incurred for licensing fees, professional fees, and consulting services related to the operations of the Company's business.

Total income for the year ended December 31, 2006 was 18,881.

Item 7.  Financial Statements

AUDIOSTOCKS, INC
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2006	2005

Current assets
Cash	$6	28
Accounts Receivable	4,280	0
Total current assets	4,286	28

Other Assets
Securities Available for Sale	$236,174	0
Deferred licensing fees	206,745	0
TOTAL ASSETS	447,205	28

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Licensing fees payable	$280,111	0
Deferred Revenues - Restricted stock	369,870	0
Shareholder loan	100	100
Accounts payable	43,204
Taxes Payable	12,500
Accrued liabilities	30,000	0
Total current liabilities	735,785	100

TOTAL LIABILITIES	735,785	100

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	—	—
Common stock, 95,000,000 shares authorized, $0.001 par value
17,216,308 shares issued and outstanding, respectively	17,216	17,216
Deficit/Earnings Accumulated During Development Stage	1,593	(17,288)
Accumulated Other Comprehensive Income	(307,389)	0
TOTAL STOCKHOLDERS' EQUITY	(288,580)	(72)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$447,205	28

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

				From Inception
				January 15, 2002
	For the year ended		For the year ended	through
	December 31,		December 31,	December 31,
	2006		2005	2006
Revenues
Revenue	$354,910	$		$354,910

Total revenues	354,910		0	354,910

Expenses
Licensing fees	250,303			250,303
Legal and accounting	34,726			34,726
General and administrative	1,500		72	1,572
Consulting	37,000		17,165	54,165
Total operating expenses	323,529		17,237	340,766

Income (Loss) Before Taxes	31,381		(17,237)	14,093

Income Taxes	12,500		0	12,500

NET INCOME/LOSS	$18,881		$(17,237)	$1,593

Basic and diluted loss per common share	$0.00		$(0.00)	$0.00

Weighted average common and common
equivalent shares outstanding
Basic	17,216,308		16,510,902	9,496,198
Diluted	17,216,308		16,510,902	9,496,198

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

			From Inception
			January 15, 2002
			through
	December 31,	December 31,	December 31,
	2006	2005	2006
Net Income/Loss	18,881	-17,237	1,593

Other Comprehensive Income
Securities Available for Sale- fair value adjustments	$(307,389)	$0	$(307,389)

Comprehensive Income/Loss	(288,508)	(17,237)	(305,796)

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
Years ended December 31, 2006 and 2005

						Deficit/Earnings
						Accumulated
						During		Other	Total
	Preferred Stock		Common Stock		Additional	Development		Comp
		Par		Par	Paid-in	Stage		Income
	Shares	Value	Shares	Value	Capital
Balance at January 15, 2002	0	$0	0	$0	$0	$0		$0	$0

Common Stock Issued	0	0	51,439	51					51
Net Income/Loss						(51)	$		$(51)

Balance at December 31, 2002	0	$0	51,439	$51	$0	$(51)		$0	$0

Balance at December 31, 2003	0	$0	51,439	$51	$0	$(51)		$0	$0

Balance at December 31, 2004	0	$0	51,439	$51	$0	$(51)		$0	$0

Issuance of common stock in exchange for			17,148,561	17,149
services at $ 0.001 per share
Rounding of shares due to 200:1
reverse stock split			72	0
Issuance of common stock dividend valued			16,236	16
at $ 0.001 per share
Net Income / Loss						(17,237)

Balance at December 31, 2005	0	$0	17,216,308	$17,216	$0	$(17,288)		$0	$(72)

Net Income / Loss						18,881			18,881
Fair Value Adjustments of Securities
Available for Sale								(307,389)	(307,389)

Balance at December 31, 2006	0	0	17,216,308	17,216	0	1,593		(307,389)	(288,580)

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

					From Inception
					January 15, 2002
					through
		December 31,		December 31,	December 31,
		2006		2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)		$18,881		$(17,237)	$1,593

Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:
Stock Issued for services		0		17,165	17,216

Increase (Decrease) in Assets and Liabilities
Increase in Accounts Receivable		(4,280)			(4,280)
Increase in Securities Available for Sale		(236,174)			(236,174)
Increase in Deferred Licensing Fees		(206,745)			(206,745)
Increase in Licensing Fees Payable		280,111			280,111
Increase in Deferred Revenues - Restricted Stock		369,870			369,870
Increase in Accounts Payable		43,204		100	43,304
Increase in Accrued Liabilities		30,000			30,000
Increased in Taxes Payable		12,500			12,500

Increase (Decrease) in Accumulated Comprehensive Income		(307,389)		0	(307,389)

NET CASH USED IN OPERATING ACTIVITIES		(22)	0	28	6

NET CHANGE IN CASH		(22)		28	6

CASH BALANCES
Beginning of period		28		0	0

End of period		$6		$28	$6

SUPPLEMENTAL DISCLOSURE:
Interest paid	$		$		$—
Income taxes paid		—		—	—

NON-CASH ACTIVITIES:
Issued stock for legal and consulting services				17,165	17,216

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1.   BASIS OF PRESENTATION

The financial statements have been prepared by the Registrant pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position and results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

a.  Organization

Audiostocks, Inc. (the Company) was incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc. On January 13, 2005, the Company changed its name to Audiostocks, Inc.

AudioStocks’ solutions generate rich media exposure for public and private companies, industry groups and investment professionals through the AudioStocks.com proprietary software platform. AudioStocks.com software is primarily used to: (1) facilitate executive and company participation in industry and event-based roundtables and conferences; (2) create and distribute audio-based content related to a particular private or public company or an industry in which a company conducts business; (3) append interview-related and other rich media content to traditional press releases; and (4) for registered investment professionals only, to add interview-based audio content to financial research. AudioStocks.com content is distributed to millions of individuals online and over 30,000 financial professionals, including North American and international buy-side analysts, investment research professionals and portfolio managers.

The software platform used by AudioStocks is licensed from BCGU, LLC (“Licensor”).

b.  Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles ("GAAP'). The company has elected a December 31, year-end.

c. Revenues

Service revenue was recognized on a straight-line basis, over the contractual term of the arrangement. Revenues related to contracts paid with restricted stock were booked at fair market value.  Revenue on services described above is recognized when the four revenue recognition requirements of SAB 104 have been met. The company’s revenue recognition policy is consistent with the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition and Staff Accounting Bulletin 104 (SAB 104). In general, the company records revenue when it is realized, or realizable and earned. The company considers revenue to be realized or realizable and earned when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been provided to the customer; the sales price is fixed or determinable within the contract; and collectability is probable. Recognition of revenues that do not meet the four criteria mentioned above is deferred to future periods.

d. Licensing Expense and Licensing Fees Payable

All software and intellectual property used by Audiostocks, Inc belongs to BCGU, LLC. A Licensing Agreement between the Company and BCGU, LLC was executed in consideration for the use of Licensor’s software used by the Audiostocks, Inc.  The Licensing Expense consists of 59.5% of contract revenues, with rare exceptions. These Licensing Expenses are pursuant to the Company’s licensing agreement with BCGU, LLC and exceptions are documented through a contract addendum. Whenever the contract is paid with restricted stock, the Licensing Expense is booked using the stock’s fair market value. Licensing Expenses were deferred to reflect the length of the contract using the same criteria described in the Revenues section, above.

As of December 31, 2006 no Licensing fees have been paid to the Licensor.  This is reflected as a $ 281,111 balance on account Licensing Fees Payable.

The balance of $ 281,111 in Licensing Fees Payable on the Balance Sheet reflects a $106,937 mark to market adjustment. Without such adjustment, the ending balance in the Licensing Fees Payable would have been $ 387,048.

e.  Marketable Securities

A significant portion of payments for the service contracts is received in form of restricted stock from those companies purchasing our services.  The restriction of all stock received is typically one year. Before such securities are sold in the marketplace, they must either be registered with the SEC or they must be exempted from the SEC’s registration requirements by meeting the requirements of Rule 144. Rule 144 allows public resale of restricted and control securities if a number of conditions are met. Our accounting policy is to book all restricted and publicly tradable securities under Securities Available for Sale and, as such, are carried at fair value based on quoted market prices.

Unrealized holding gains and losses for Securities Available for Sale are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively.  All restricted stock received in exchange for services are marked to market at the end of the accounting period.  Likewise, licensing fees recorded in conjunction with revenues are also marked to market. The adjustment to the value of such restricted stock takes into consideration the value of the stock as of the last day of the accounting period in question and a Discount Factor (“Discount”). The factors that are considered when calculating the Discount are: Trading Market, Liquidity, Volatility and Financial Performance.

As of December 31, 2006, the company owned $ 236,174 in form of Restricted Stock, based upon the fair value of the marketable securities, all of which was received in consideration for services rendered by the Company.

The balance of $ 236,174 in Securities Available for sale on the Balance Sheet reflects a $414,326 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $ 650,500.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

Marketable securities classified as available for sale consisted of the following as of December 31, 2006:

Marketable Securities	Cost	Market Value at December 31, 2006	Accumulated Unrealized Gain/Loss
Various	650,500	236,174	(414,326)

f.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

g.  Earnings Per Share

Net earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.
.
	2006	2005	From Inception on Jan 15, 2002 through December 31, 2006
Numerator – Income/Loss	$18,881	($17,237)	$1,593
Denominator - weighted average number of shares outstanding	17,216,308	16,510,902	9,496,198
Earnings Per Share - Basic	$0.00	$0.00	$0.00
Earnings Per Share – Diluted	$0.00	($0.00)	$0.00

There are no convertible securities in the Company’s books as of December 31, 2006 and 2005.

h.	Comprehensive Income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements

i.  Provision for Income Taxes

We account for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities.

The components of income tax expense are as follows:

	2006	2005
Federal taxes	$9,726	0
State taxes	$2,774	0
Benefit of utilization of operating loss carryforward	$(5,700)	(0)
Change in Valuation Allowance	5,700	0

Income Tax Expense	$12,500	0

As of December 31, 2006, we had a NOL carryforward of $ 0.00.

Deferred tax assets and the valuation account is as follows at December 31, 2006 and 2005:

	2006	2005
NOL Carryforward	$0	5,700
Valuation Allowance	$0	(5,700)
Net deferred tax assets	$0	0

     j. Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and to rescind the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes  APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers.  Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

In June 2001, FASB issued SFAS 142. SFAS 142 profoundly altered the accounting rules relating to the accounting treatment of goodwill and other indefinite lived intangible assets.  Under the guidance contained in Statement No. 142 (SFAS 142) companies no longer amortize goodwill but instead must test recorded goodwill at least annually for possible impairment.  The goodwill test is a two-step process.  In the first step the fair value of a reporting unit is determined and compared with its carrying amount.   If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is necessary.  In this second step, goodwill (as in the case of purchase allocations) is measured as a residual after the fair value of all tangible and intangible assets is deducted from the enterprise value of the company. The goodwill impairment test is first and foremost a valuation exercise designed to determine the fair value of a reporting entity.  FASB however provides little guidance in SFAS 142 as to how the valuation process should be conducted.  Knowledge of valuation principles and procedures are critical, but just as important is the documentation process that will support the valuation and the assumptions used.  In the situations where a potential impairment exists, the second step in the impairment test process involves a much higher level of valuation expertise including the ability to identify and value intangible assets that may include multiple types of intellectual property, customer-related intangibles and other categories of intangible assets.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principals.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The company is currently assessing the impact that SFAS No. 157 will have on the consolidated financial statements.

Effective for fiscal year 2006, the company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end.

The adoption of these pronouncements will not have a material effect on the Company’s financial position or results of operation.

    k.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  In these financial statements assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

    l.  Financial Instruments

The recorded amounts of financial instruments, including cash equivalents accounts payable and  accrued expenses, and long-term debt approximate their market values as of December 31, 2006 and  2005.

The Company currently does not have any rental commitments or operation leases.

m. Accounts Receivable

We must make judgements about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of December 31, 2006, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

n. Deferred Licensing Fees

Deferred Licensing Fees are intangible assets that are accounted for under SFAS 142. The balance of $206,745 in Deferred Licensing Fees resulted the deferral of Licensing Expenses in order to reflect the length of contracts. The deferral criterion is described in the Revenues section, above.

o. Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash and marketable securities. The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. All of the Company’s investment in marketable securities are considered “available-for-sale” and are carried at their fair value, with unrealized gains and losses (net of income taxes) that are temporary in nature recorded in accumulated other comprehensive income (loss) in the accompanying balance sheets. The fair values of the Company’s investments in marketable securities are determined based on market quotations.

NOTE 3.        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has had substantial operating losses for the past years and is dependant upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plans to raise necessary funds from shareholders to satisfy the expense requirements of the joint venture and eventually derive revenues there from.

NOTE 4.         DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Standards Board Statement No. 7.  It is concentrating substantially all of its efforts in raising capital and developing its business operations.

NOTE 5.        COMMON STOCK

During January 2002 to December 2004, the Company issued 51,439 shares of common stock for services valued at $0.001 per share.

During January 2005, the Board of Directors approved a 200 to 1 reverse split.  These financial statements have been retroactively restated to reflect this change.

During January 2005, the Company issued 72 shares of common stock due to the 200 to 1 reverse split..

During January 2005, the Company issued 17,148,561 shares of common stock for services valued at $0.001 per share.

During January 2005, the Company issued 16,236 shares of common stock as a dividend valued at $0.001 per share.

NOTE 6.      STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  December 31, 2006:

Common stock, $0.001 par value; 50,000,000 shares authorized: 17,216,308 shares issued and outstanding.

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding.

NOTE 7.     ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123R where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123R the fair value of a stock option granted is estimated using an option-pricing model. As of December 31, 2006 no stock options were outstanding.

NOTE 8.     RELATED PARTY TRANSACTIONS

As at December 31, 2006, the Company has Accounts Payable consisting of Accrued Legal expenses in the amount of $25,000 payable to The Baum Law Firm, P.C.  Our President, Chief Executive Officer, Chief Financial Officer and Director, Mr. Mark L. Baum, is a principal of The Baum Law Firm, P.C. There were no cash advances or payments made to The Baum Law Firm, P.C. during year 2006.

As at December 31, 2006, the Company has Accounts Payable to Related Parties consisting of wages payable to Mark L. Baum in the amount of $15,000. Mr. Baum was our President, Chief Executive Officer, Chief Financial Officer and Director. He resigned his position on December 15th, 2006. There were no cash advances or payments made to Mr. Baum during year 2006.

As at March 31, 2006, the Company has Accounts Payable to Related Parties consisting of consulting fees payable to James B. Panther, II in the amount of $15,000.  Mr. Panther was our Secretary and Director. He resigned his position on December, 15th, 2006. There were no cash advances or payments made to Mr. Panther during year 2006.

As at December 31, 2006, the Company has Accounts Payable to Related Parties consisting of licensing fees payable to BCGU, LLC in the amount of $ 280,111.  BCGU LLC is owned by Mr. Mark L. Baum and Mr. James B. Panther, II. There were no cash advances or payments made to BCGU, LLC during year 2006.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer, Directors and Control Persons

The following table sets forth, as of the date of this report, the name, age and position of our directors, executive officers and other significant employees:

Officers And Directors

NAME	AGE	SINCE	POSITION

Luis Leung	38	2006	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

The backgrounds of our directors, executive officers and significant employees are as follows:

Luis Leung, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director

Mr. Leung is our President, Chief Executive Officer, Chief Financial Officer, Secretary and one of our Directors. Mr. Leung began his career in São Paulo, Brazil in 1988 with Smar Equipamentos Industrias Ltd as a Research and Development Software Engineer. In 1991 he was helped establish the company’s operations in the United States and was promoted to CIO and Comptroller.  From 1994 to 1997 Mr. Leung helped structure operations and systems for the company’s headquarters as well as for its subsidiaries in Germany, France and Singapore. In 2004, Mr. Leung co-founded Scitus Corporation, a Microsoft VAR and ISV, and the Alba Spectrum Group a consulting company. The Alba Spectrum Group has operations in Chicago, Houston and São Paulo, Brazil. Its line of products includes Microsoft, SAP and Oracle. In 2001, Mr. Leung co-founded Advent Corporation, a software development company and Microsoft Partner. The company merged with Enterlogix Corporation in 1992. Enterlogix Corporation, after the merger, was the largest Microsoft Great Plains implementation practice in the state of Texas.  In 1997, Mr. Leung started his consulting career at Hein + Associates LLP in Houston, TX as a Project Manager. In 1999 he was hired by Grant Thornton, LLP as a Consulting Manager and participated in several multi-country systems implementations. In 2000, he worked at eParners Inc as a CRM Practice Leader.  Mr. Leung holds a Bachelors of Science from Instituto Tecnologico Aerospacial, Brazil

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

Effective February 10, 2006, our board of directors adopted the Audiostocks, Inc. Code of Business Conduct and Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  Our Code of Business Conduct and Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at:  2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  As of the date of this report we believe our Directors, Officers and Stockholders holding more than 10% of our outstanding common stock have filed these reports.

Item 10. Executive Compensation

There was no compensation awarded to, earned by, or paid to executive officers during 2004 or 2005.

The following table sets forth the compensation paid to the Chief Executive Officer and to all other executive officers for services rendered, and to be rendered, for 2006.

	Annual Compensation				Long-Term Compensation
						Common
						Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Mark L. Baum (1)	2006	$15,000	-0-	-0-	-0-	------	-0-
Former President,
Chief Executive Officer,	2005	-0-	-0-	-0-	-0-	-0-	-0-
and Chief Financial
Officer

Philip L. Morgan (2)	2006	-0-	-0-	-0-	-0-	-0-	-0-
Former President, Chief
Executive Officer, Chief	2005	-0-	-0-	-0-	-0-	-0-	-0-
Financial Officer and
Secretary

Luis Leung (3)	2006	-0-	-0-	-0-	-0-	-0-	-0-
President, Chief
Executive Officer, Chief	2005	-0-	-0-	-0-	-0-	-0-	-0-
Financial Officer and
Secretary

                        (1)           Mr. Mark L. Baum held the positions of President, Chief Executive Officer and Chief Financial Officer from January 1, 2006 until his resignation on October 2, 2006. Under his then employment contract, Mr. Baum was to receive $5,000 per month for his services. Mr. Baum was paid a total of $15,000 for his services for the months of January through March. Due to lack of sufficient revenues, as of April 1, 2006, we renegotiated our contract with Mr. Baum whereby he continued to act in his executive capacities but received no compensation for his services. Mr. Baum resigned from his executive positions on October 2, 2006.

                        (2)           Mr. Philip L. Morgan held the positions as our President, Chief Executive Officer, Chief Financial Officer and Secretary from October 2, 2006 to December 20, 2006. Under his past employment contract, Mr. Morgan received no compensation.

                        (3)           Mr. Luis Leung was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary on December 20, 2006. Under his employment contract, Mr. Leung received no compensation.

Aggregated Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal year ended December 31, 2006.

Directors' Compensation

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Compensation Committee

We have not formed an independent compensation committee

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 17,216,308 issued and outstanding shares of our common stock as of the date of this report by the following persons:

1.	Each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

BCGU, LLC(1)	14,884,380	86%
Mark L. Baum (2)	7,476,452 (5)	43%
James B. Panther, II (3)	7,442,190 (6)	43%
Luis Leung (4)	0	0%

Total	14,919,642	86%

         (1)  The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011
         (2)  The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011
         (3)  The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011
(4)	The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011
(5)	Mark L. Baum is a managing member of BCGU, LLC and is the beneficial owner of, and has dispositive and voting power over 50% of the 14,884,380 shares of Audiostocks, Inc. held by BCGU, LLC.
(6)	James B. Panther, II is a managing member of BCGU, LLC and is the beneficial owner of, and has dispositive and voting power over 50% of the 14,884,380 shares of Audiostocks, Inc. held by BCGU, LLC.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

On January 1, 2006 we retained the Baum Law Firm, P.C. as securities counsel. One of our former officers and directors, Mr. Mark L. Baum, Esq. is a principal of The Baum Law Firm, P.C. As of the date of this report, we have paid The Baum Law Firm, P.C. $25,000 for services rendered during 2006.

On January 1, 2006, we entered into a consulting agreement with Mr. James B. Panther to provide consulting services related to merchant banking activities. Mr. Panther, II is one of our former directors. As of the date of this report, we have paid Mr. Panther $15,000 for consulting services rendered during 2006.

On October 1, 2006, we entered into a software licensing agreement with BCGU, LLC. Our former officer and director, Mark L. Baum and our former director, James B. Panther, II, are the managing members of BCGU, LLC. As of the date of this report, we have accounts payable to BCGU, LLC in the amount of $280,111.

Item 13. Exhibits.

Exhibit	Description

3.1.1	Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.1.2	Amended and Restated Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

31.1	Certification of Luis Leung pursuant to Rule 13a-14(a)

32.2	Certification of Luis Leung pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Chisholm, Bierwolf and Nilson, LLC as our auditors for the year ended December 31, 2006 and 2005.

Audit Fees

               Chisholm, Bierwolf and Nilson, LLC, billed us $7,500 in fees for review of our quarterly financial statements  and annual audit for the year ended December 31, 2006.

               Chisholm, Bierwolf and Nilson, LLC, billed us $5,000 in fees for review of our quarterly financial statements  and annual audit for the year ended December 31, 2005.

Audit-Related Fees

            We did not pay any fees to Chisholm, Bierwolf and Nilson, LLC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2006 or December 31, 2005.

Tax and All Other Fees

We did not pay any fees to Chisholm, Bierwolf and Nilson, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2006 or December 31, 2005.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Chisholm, Bierwolf and Nilson, LLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2006, and for the year then ended, none of the hours expended on Chisholm, Bierwolf and Nilson, LLC’s engagement to audit those financial statements were attributed to work by persons other than Chisholm, Bierwolf and Nilson, LLC’s full-time, permanent employees.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                    AUDIOSTOCKS, INC.

                                                                                    By:   /s/ Luis Leung

                                                                                    Luis Leung
                                                                                   Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures        Title                    Date

/s/ Luis Leung    President, Chief Executive Officer,                                July 9, 2007
Luis Leung      Chief Financial Officer and Director