Form 10QSB
period 2007-03-31
Audio Stocks, Inc.
filed 2007-07-27
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

AUDIOSTOCKS, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Nevada	333-138083	20-2197964
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

2038 Corte Del Nogal, Suite 110
Carlsbad, CA 92008
(Address of principal executive offices)

(760) 804-8844
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X     No __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
                                                                                                Yes       No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

17,216,308 common shares outstanding, $0.001 par value, at July 13, 2007.

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.         FINANCIAL STATEMENTS

AUDIOSTOCKS, INC
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)
Current assets
Cash	$27,670	6
Accounts Receivable	475,070	4,280
Total current assets	502,740	4,286

Fixed Assets
Computer Hardware and Equipment	5,000

Other Assets
Securities Available for Sale	$1,155,838	236,174
Deferred Officer Compensation	20,647
Deferred licensing fees	315,117	206,745

TOTAL ASSETS	1,999,342	447,205

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Licensing fees payable	$1,147,962	280,111
Deferred Revenues	29,370
Deferred Revenues - Restricted stock	491,358	369,870
Shareholder loan	100	100
Accounts payable	45,903	43,204
Officer Compensation Payable	41,703
Taxes Payable	133,408	12,500
Accrued liabilities	191,740	30,000
Total current liabilities	2,081,544	735,785

TOTAL LIABILITIES	2,081,544	735,785

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	—	—
Common stock, 95,000,000 shares authorized, $0.001 par value
17,216,308 shares issued and outstanding, respectively	17,216	17,216
Deficit/Earnings Accumulated During Development Stage	184,210	1,593
Accumulated Other Comprehensive Income	(283,628)	(307,389)
TOTAL STOCKHOLDERS' EQUITY	(82,202)	(288,580)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,999,342	447,205

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues
Revenue	$1,262,162	$0

Total revenues	1,262,162	0

Expenses
Licensing fees	722,240	0
Legal and accounting	7,500	0
General and administrative	787	0
Consulting	14,091	0
Contract labor	1,250
Officer Compenssation	19,470
Sales Commissions	172,268
Travel	1,846
Total operating expenses	939,452	0

Other Income/Expense
Interest Income	68
Gain/Loss on Sale of Securities	(19,253)
Total Other Income/Expense	(19,185)	0

Income (Loss) Before Taxes	303,525	0

Provision for Income Taxes	120,908	0

NET INCOME/LOSS	$182,617	$0

Basic and diluted loss per common share	$0.01	$0.00

Weighted average common and common equivalent shares outstanding
Basic	17,216,308	17,216,308
Diluted	17,216,308	17,216,308

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net Income/Loss	182,617	0

Other Comprehensive Income
Securities Available for Sale- fair value adjustments	$23,761	$0

Comprehensive Income/Loss	206,378	0

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

		Three Months Ended
		March 31,		March 31,
		2007		2006
		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)		$182,617		$0

Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:

Increase (Decrease) in Assets and Liabilities
Increase in Accounts Receivable		(470,790)		0
Increase in Securities Available for Sale		(919,664)		0
Increase in Deferred Licensing Fees		(108,372)		0
Increase in Deferred Office Compensation		(20,647)		0
Increase in Licensing Fees Payable		867,851		0
Increase in Deferred Revenues		29,370		0
Increase in Deferred Revenues - Restricted Stock		121,488		0
Increase in Officer Compensation Payable		41,703		0
Increase in Accounts Payable		2,699		0
Increase in Accrued Liabilities		161,740		0
Increased in Taxes Payable		120,908		0

Increase (Decrease) in Accumulated Comprehensive Income		23,761		0

NET CASH USED IN OPERATING ACTIVITIES		32,664	0	0

INVESTING ACTIVITIES
Cash paid for fixed assets		(5,000)		0

NET CHANGE IN CASH		27,664		0

CASH BALANCES
Beginning of period		6		28

End of period		$27,670		$28

SUPPLEMENTAL DISCLOSURE:
Interest paid	$		$
Income taxes paid		—		—

NON-CASH ACTIVITIES:
Issued stock for legal and consulting services

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the quarterly period ended March 31, 2007

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

NOTE 2.       GENERAL

AudioStocks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual  Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

NOTE 3.        UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 4.        SUMMARY OF ACCOUNTING POLICIES

a.  Marketable Securities

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

As of March 31, 2007, the company owned $1,155,838 in form of Restricted Stock and free trading stock, based upon the fair value of the marketable securities, all of which was received in consideration for services rendered by the Company.

The balance of $1,155,838 in Securities Available for sale on the Balance Sheet reflects a $351,739 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $1,507,577.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

Marketable securities classified as available for sale consisted of the following as of March 31, 2007:

Marketable Securities	Cost	Market Value at March 31, 2007	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities
Positions as of 12/31/2006	650,500	236,174	(414,326)	0
Minus Securities Sold during First Quarter of 2007	67,152			19,253
Securities Received during First Quarter of 2007	924,229
Positions as of 03/31/2007	1,507,577	1,155,838	(351,739)	19,253

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

On October 19, 2006, we filed an SB-2 Registration Statement with the Securities and Exchange Commission (“SEC”) for the registration of 3,234,460 shares of our common stock. On December 22, 2006, we received notification from the SEC of the effectiveness of our Registration Statement.

On December 15, 2006, Mr. Mark L. Baum resigned from his position as director. Mr. Baum’s resignation was not because of any disagreements with the Corporation on matters relating to its operations, policies or practices.

On December 15, 2006, Mr. James B. Panther resigned from his position as director. Mr. Panther’s resignation was not because of any disagreements with the Corporation on matters relating to its operations, policies or practices.

On December 15, 2006, Mr. Luis Leung was appointed to the position of director.

On December 20, 2006, Mr. Philip L. Morgan resigned from his positions as President, Chief Executive Officer, Chief Financial Officer and Secretary. Mr. Morgan’s resignation was not because of any disagreements with the Corporation on matters relating to its operations, policies or practices.

On December 20, 2007, our board of directors appointed Mr. Luis J. Leung to act as our President, Chief Executive Officer, Chief Financial Officer and Secretary.

REVENUES

	Three Months Ended March 31

	2007	2006

Total Sales	$1,262,162	-

We had revenues of $1,262,162 for the three months ended March 31, 2007 as compared with no revenues for the three months ended March 31, 2006.

OPERATING EXPENSES

We had total operating expenses of $939,452 associated with revenues in the three months ended March 31, 2007 as compared with no costs for the three months ended March 31, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained $787 in general and administrative expenses in the three months ended March 31, 2007 as compared with $0 for the three months ended March 31, 2006.

NET PROFIT FROM OPERATIONS

	Three Months Ended March 31

	2007	2006

Net Profit (Loss)	$182,617	-

For the three months ended March 31, 2007, we had net income of $182,617 from operations as compared no profits or losses from operations for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended March 31, 2007 was $27,670.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report.  We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet debt nor do we have any transactions, arrangements or relationships with any special purposes entities.

CONTRACTUAL OBLIGATIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2007, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

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

ITEM 3.                                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                LEGAL PROCEEDINGS

None.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended March 31, 2007.

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

/s/ Luis J. Leung

By: Luis J. Leung
Its: President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Luis J. Leung Luis J. Leung	President, Chief Executive Officer and Chief Financial Officer	July 13, 2006