Form 10QSB
period 2007-06-30
Audio Stocks, Inc.
filed 2007-08-14
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

AUDIOSTOCKS, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

16,812,335 common shares outstanding, $0.001 par value, at August 14, 2007.

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.                                FINANCIAL STATEMENTS

AUDIOSTOCKS, INC
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

Current assets
Cash	$4,950	6
Accounts Receivable	2,195,170	4,280
Total current assets	2,200,120	4,286

Fixed Assets
Computer Hardware and Equipment	22,760

Other Assets
Securities Available for Sale	$470,006	236,174
Deposits	25,000	0
Deferred Officer Compensation	33,216
Deferred licensing fees	487,847	206,745

TOTAL ASSETS	3,238,949	447,205

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Licensing fees payable	$1,922,478	280,111
Deferred Revenues	101,918
Deferred Revenues - Restricted stock	1,404,123	369,870
Shareholder loan	25,100	100
Accounts payable	83,464	43,204
Officer Compensation Payable	88,678	0
Convertible Debentures	50,000	0
Taxes Payable	273,510	12,500
Accrued liabilities	350,701	30,000
Total current liabilities	4,299,972	735,785

TOTAL LIABILITIES	4,299,972	735,785

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	—	—
Common stock, 95,000,000 shares authorized, $0.001 par value
17,216,308 shares issued and outstanding, respectively	17,216	17,216
Deficit/Earnings Accumulated During Development Stage	395,822	1,593
Accumulated Other Comprehensive Income	(1,474,061)	(307,389)
TOTAL STOCKHOLDERS' EQUITY	(1,061,023)	(288,580)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,238,949	447,205

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$1,652,138	$0	$2,914,300	$0

Total revenues	1,652,138	0	2,914,300	0

Expenses
Licensing fees	983,022	0	1,705,261	0
Legal and accounting	2,400	0	9,900	0
Advertising and promotion	1,500	0	1,500	0
General and administrative	5,119	0	5,905	0
Consulting	25,099	0	39,190	0
Contract labor	6,250	0	7,500	0
Officer Compensation	50,271	0	69,741	0
Sales Commissions	196,212	0	368,481	0
Travel	2,209	0	4,055	0
Total operating expenses	1,272,082	0	2,211,533	0

Other Income/Expense
Interest Income	37	0	105	0
Interest Expense	(7)	0	(7)	0
Gain/Loss on Sale of Securities	(28,372)	0	(47,626)	0
Total Other Income/Expense	(28,342)	0	(47,528)	0

Income (Loss) Before Taxes	351,714	0	655,239	0

Provision for Income Taxes	140,102	0	261,010	0

NET INCOME/LOSS	$211,612	$0	$394,229	$0

Basic and diluted loss per common share	$0.01	$0.00	$0.02	$0.00

Weighted average common and common
equivalent shares outstanding
Basic	17,216,308	17,216,308	17,216,308	17,216,308
Diluted	17,216,308	17,216,308	17,216,308	17,216,308

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income/Loss	211,612	0	394,229	0

Other Comprehensive Income
Securities Available for Sale- fair value adjustments
fair value adjustments	$(1,190,433)	$0	$(1,166,672)	$0

Comprehensive Income/Loss	(978,821)	0	(772,443)	0

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

		Six Months Ended
		June 30,		June 30,
		2007		2006
		(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)		$394,229		$0

Adjustments to Reconcile Net Loss to Net Cash Used
by Operating Activities:

Increase (Decrease) in Assets and Liabilities
Increase in Accounts Receivable		(2,190,890)		0
Increase in Securities Available for Sale		(233,832)		0
Increase in Deferred Licensing Fees		(281,102)		0
Increase in Deferred Office Compensation		(33,216)		0
Increase in Deposits		(25,000)		0
Increase in Licensing Fees Payable		1,642,367		0
Increase in Deferred Revenues		101,918		0
Increase in Deferred Revenues - Restricted Stock		1,034,253		0
Increase in Officer Compensation Payable		88,678		0
Increase in Accounts Payable		40,260		0
Increase in Shareholder Loan		25,000
Increase in Accrued Liabilities		320,701		0
Increased in Taxes Payable		261,010		0

Increase (Decrease) in Accumulated Comprehensive Income		(1,166,672)		0

NET CASH USED IN OPERATING ACTIVITIES		(22,296)	0	0

INVESTING ACTIVITIES
Additions to Fixed Assets		(22,760)		0

FINANCING ACTIVITIES
Issuance of Convertible Debentures		50,000

NET CHANGE IN CASH		4,944		0

CASH BALANCES
Beginning of period		6		28

End of period		$4,950		$28

SUPPLEMENTAL DISCLOSURE:
Interest paid	$		$
Income taxes paid		—		—

NON-CASH ACTIVITIES:
Issued stock for legal and consulting services

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the quarterly period ended June 30, 2007

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

NOTE 2.        GENERAL

AudioStocks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual  Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of June 30, 2007, the company owned $ 470,006 in form of Restricted Stock and free trading stock, based upon the fair value of the marketable securities, all of which was received in consideration for services rendered by the Company.

The balance of $ 470,006 in Securities Available for sale on the Balance Sheet reflects a $1,939,273 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $ 2,409,278.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

During the first two quarters of 2007 the company sold securities with a book value of $ 113,800 and such sales generated $47,626 in losses. During the same period, the company purchased $ 40,000 worth of securities.

Marketable securities classified as available for sale consisted of the following as of June 30, 2007:

Marketable Securities	Cost	Market Value at June 30, 2007	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities
Positions as of 12/31/2006	650,500
Minus Securities Sold	113,800			(47,626)
Securities Purchased	40,000
Securities Received	1,832,578
Positions as of 06/30/2007	2,409,278	470,006	(1,939,273)	(47,626)

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

RESULTS OF OPERATION

REVENUES

We had revenues of $1,652,138 for the three months ended June 30, 2007 as compared with no revenues for the three months ended June 30, 2006. We had revenues of $2,914,300 for the six months ended June 30, 2007 as compared with no revenues for the six months ended June 30, 2006. Management attributes the increase in revenues to the increased sales efforts in 2007.

OPERATING EXPENSES

We had total operating expenses of $1,272,082 associated with revenues in the three months ended June 30, 2007 as compared with no costs for the three months ended June 30, 2006. We had total operating expenses of $2,211,533 associated with revenues in the six months ended June 30, 2007 as compared with no costs for the six months ended June 30, 2006. Management attributes the increase costs in operating expenses to the increased sales efforts in 2007.

NET PROFIT FROM OPERATIONS

For the three months ended June 30, 2007, we had net income of $211,612 from operations as compared no profits or losses from operations for the three months ended June 30, 2006. For the six months ended June 30, 2007, we had net income of $394,229 from operations as compared no profits or losses from operations for the six months ended June 30, 2006. Management attributes the increase in revenues to the increased sales efforts in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended June 30, 2007 was $4,950.

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

CONTRACTUAL OBLIGATIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

As of June 30, 2007, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

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

ITEM 3.                                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                LEGAL PROCEEDINGS

None.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2007.

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

Signatures	Title	Date

/s/ Luis J. Leung Luis J. Leung	President, Chief Executive Officer and Chief Financial Officer	August 14, 2007