Form 10KSB/A
period 2006-12-31
Audio Stocks, Inc.
filed 2007-08-21
CIK 1355242

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

Documents Incorporated by Reference:      None.

Transitional Small Business Disclosure Format:  No.

Introduction: This Form 10-KSB/A for the year ended December 31, 2006 is being filed in order to amend and incorporate the Auditor Consent Letter into the original filing on Form 10-KSB for the year ended December 31, 2006.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Officers of

AudioStocks, Inc.

We have audited the accompanying balance sheet of AudioStocks, Inc. as of December 31, 2006 and 2005 , and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and from inception on January 15, 2002 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AudioStocks, Inc. at December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended and from inception on January 15, 2002 through December 31, 2006  in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that AudioStocks, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, AudioStocks, Inc. has suffered substantial losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
July 05, 2007

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