Form 10QSB
period 2007-09-30
Audio Stocks, Inc.
filed 2007-11-14
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

AUDIOSTOCKS, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

17,422,490 common shares outstanding, $0.001 par value, at November 7, 2007.

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.                                FINANCIAL STATEMENTS

AUDIOSTOCKS, INC
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

Current assets
Cash	$8,041	6
Accounts Receivable	1,628,297	4,280
Total current assets	1,636,338	4,286

Fixed Assets
Computer Hardware and Equipment	50,884

Other Assets
Securities Available for Sale	$958,897	236,174
Deposits	27,196	0
Prepaid Expenses	3,100
Employee Receivable	5,000
Deferred Officer Compensation	64,922
Deferred Commission Fees	86,002
Deferred licensing fees	959,475	206,745

TOTAL ASSETS	3,791,814	447,205

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Licensing fees payable	$1,702,160	280,111
Deferred Revenues	100,953
Deferred Revenues - Restricted stock	1,543,264	369,870
Shareholder loan	65,100	100
Accounts payable	54,209	43,204
Officer Compensation Payable	103,228	0
Convertible Debentures	50,000	0
Taxes Payable	402,521	12,500
Payroll Taxes Payable	2,166
Accrued liabilities	(28,339)	30,000
Total current liabilities	3,995,262	735,785

TOTAL LIABILITIES	3,995,262	735,785

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	—	—
Common stock, 95,000,000 shares authorized, $0.001 par value
17,612,335 shares issued and outstanding, respectively	17,612	17,216
Deficit/Earnings Accumulated During Development Stage	590,676	1,593
Accumulated Other Comprehensive Income	(811,736)	(307,389)
TOTAL STOCKHOLDERS' EQUITY	(203,448)	(288,580)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,791,814	447,205

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Revenue	$766,526	0	3,680,825	0

Total revenues	766,526	0	3,680,825	0

Expenses
Licensing fees	438,481	0	2,143,742	0
Legal and accounting	9,914	0	19,922	0
Rent	3,100	0	3,100	0
Advertising and promotion	4,733	0	6,133	0
General and administrative	5,120	0	10,918	0
Consulting	11,904	0	51,093	0
Contract labor	8,800	0	16,300	0
Wages	13,525	0	13,525	0
Payroll Tax Expenses	1,349	0	1,349	0
Officer Compensation	31,081	0	100,822	0
Sales Commissions	(127,604)	0	240,877	0
Travel	10,174	0	14,229	0
Total operating expenses	410,577	0	2,622,010	0

Other Income/Expense
Interest Income	6	0	111	0
Interest Expense	0	0	(7)	0
Other Income	24	0	24	0
Gain/Loss on Sale of Securities	(32,110)	0	(79,736)	0
Total Other Income/Expense	(32,080)	0	(79,608)	0

Income (Loss) Before Taxes	323,869	0	979,207	0

Provision for Income Taxes	129,011	0	390,021	0

NET INCOME/LOSS	$194,858	0	589,186	0

Basic and diluted loss per common share	$0.01	0.00	0.03	0.00

Weighted average common and common
equivalent shares outstanding
Basic	17,348,317	17,216,308	17,348,317	17,216,308
Diluted	17,348,317	17,216,308	17,348,317	17,216,308

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income/Loss	194,858	0	589,186	0

Other Comprehensive Income
Securities Available for Sale- fair value adjustments
fair value adjustments	$662,323	0	(504,347)	0

Comprehensive Income/Loss	857,181	0	84,839	0

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,		September 30,
	2007		2006
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$589,186		$0

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:

Stock Issued for services	420		0
Cancelled Shares	(26)		0

Increase (Decrease) in Assets and Liabilities
Increase in Accounts Receivable	(1,624,017)		0
Increase in Securities Available for Sale	(722,723)		0
Increase in Deferred Licensing Fees	(752,730)		0
Increase in Deferred Office Compensation	(64,921)		0
Increase in Deferred Commission Fees	(86,002)		0
Increase in Deposits	(27,196)		0
Increase in Prepaid Expenses	(3,100)		0
Increase in Employee Receivable	(5,000)		0
Increase in Licensing Fees Payable	1,422,049		0
Increase in Deferred Revenues	100,954		0
Increase in Deferred Revenues - Restricted Stock	1,173,395		0
Increase in Officer Compensation Payable	103,228		0
Increase in Accounts Payable	11,005		0
Increase in Accrued Liabilities	(58,339)		0
Increase in Payroll Taxes Payable	2,166		0
Increased in Taxes Payable	390,021		0

Increase (Decrease) in Accumulated Comprehensive Income	(504,347)		0

NET CASH USED IN OPERATING ACTIVITIES	(55,977)		0

INVESTING ACTIVITIES
Additions to Fixed Assets	(50,884)		0

FINANCING ACTIVITIES
Issuance of Convertible Debentures	50,000		0
Increase in Shareholder Loans	65,000		0
NET CASH FROM FINANCING ACTIVITIES	115,000		0

NET CHANGE IN CASH	8,139		0

CASH BALANCES
Beginning of period	6		28

End of period	$8,041		$28

SUPPLEMENTAL DISCLOSURE:
Interest paid	$104	$
Income taxes paid	—		—

NON-CASH ACTIVITIES:
Issued stock for legal and consulting services

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the quarterly period ended September 30, 2007

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

NOTE 2.        GENERAL

AudioStocks, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2007 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual  Report filed on the Form 10-KSB for the twelve months ended December 31, 2006.

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

As of September 30, 2007, the company owned $ 958,897 in form of Restricted Stock and free trading stock, based upon the fair value of the marketable securities, all of which was received in consideration for services rendered by the Company.

The balance of $ 958,897 in Securities Available for sale on the Balance Sheet reflects a $1,242,303 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $ 2,201,200.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

During the first three quarters of 2007 the company sold securities with a book value of $ 219,000 and such sales generated $79,736 in losses. During the same period, the company purchased $ 40,000 worth of securities.

During the third quarter of 2007 the company made payments related to Licensing Fees, Commission Fees and Officer Compensation in form of securities. The book value of such payments was $ 1,625,204.

Marketable securities classified as available for sale consisted of the following as of September 30, 2007:

Marketable Securities	Cost	Market Value at Sep 30, 2007	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities
Positions as of 12/31/2006	650,500	244,500	(406,000)	0
Minus Securities Sold	219,000	0	0	(79,736)
Securities Purchased	40,000	23,333	(16,667)	0
Securities Received	3,347,904	840,787	(2,507,117)	0
Minus Payments in Form of Securities	1,618,204	149,723	1,687,481	0
Positions as of 09/30/2007	2,201,200	958,897	(1,242,303)	(79,736)

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

We do not own and currently license our software from third parties. The use of this software currently provides us with all of our revenues. In the event we lose the license rights to this software, our business operations will be severely hindered and may result in a loss all revenue streams

We pay significant software licensing fees to our third party licensor.

Licensing fees and royalties under our software licensing agreement include (i) royalty payments of fifty nine and one half percent of revenues or (ii) special dividends equal to fifty nine and one half percent of revenues.

Our marketing strategy may change as our software is further developed.

We are currently updating and improving our products and software. We intend to change the way in which we market our products and services as we continue to develop our software and these changes may not be accepted by our current user base and potential future users.

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

Our board of directors has authorized preferred shares.

Our board of directors has the authority to issue certain preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. The potential consequences to our investors include, but are not limited to, a loss of perceived value of the stock in the market, a loss of voting powers and a loss of future earnings and dividends, if and when dividends are declared.

The issuance of dividends related to preferred shares impacts our cash flow.

The dividends associated with certain series of our preferred shares provide potential consequences to our investors including, but not limited to, a loss of perceived value of the stock in the market and a loss of future earnings and dividends, if and when dividends are declared.

The voting powers related to preferred shares impacts our shareholders voting powers.

 The voting powers designated in certain series of our preferred shares provide potential consequences to our investors including, but not limited to, a loss of voting power.

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

INVESTMENT RISKS

There is a limited trading market for our common stock.

Our common stock is traded on the Pink Sheets, LLC quotation medium under the symbol “AUIO.”  We consider our common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the common stock.  A consistently active trading market for our common stock may not develop at any time in the future.  Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

If a market for our common stock does develop, our stock price may be volatile

There is currently a very small market for our common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors including:

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

On July 1, 2007 our Board of Directors, pursuant to the authority granted to it by our Articles of Incorporation, designated 4,000,000 shares of our preferred stock as Series A Preferred Stock and 1,000,000 shares of our preferred stock as Series B Preferred Stock. On July 19, 2007, we subsequently filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State registering the designation of these preferred shares.

RESULTS OF OPERATION

REVENUES

We had revenues of $766,526 for the three months ended September 30, 2007 as compared with no revenues for the three months ended September 30, 2006. We had revenues of $3,680,825 for the nine months ended September 30, 2007 as compared with no revenues for the nine months ended September 30, 2006. Management attributes the increase in revenues to the increased sales efforts in 2007.

OPERATING EXPENSES

We had total operating expenses of $410,577associated with revenues in the three months ended September 30, 2007 as compared with no costs for the three months ended September 30, 2006. We had total operating expenses of $2,622,010 associated with revenues in the nine months ended September 30, 2007 as compared with no costs for the nine months ended September 30, 2006. Management attributes the increase costs in operating expenses to the increased sales efforts in 2007.

NET PROFIT FROM OPERATIONS

For the three months ended September 30, 2007, we had net income of $194,858 from operations as compared no profits or losses from operations for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we had net income of $589,186 from operations as compared no profits or losses from operations for the nine months ended September 30, 2006. Management attributes the increase in revenues to the increased sales efforts in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended September 30, 2007 was $8,041.

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

CONTRACTUAL OBLIGATIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

As of September 30, 2007, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently have fifteen full time and two part time employees. Additionally, we hire independent contract labor on an as needed basis. We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good. Due to planned growth, we anticipate hiring additional full time employees over the course of the calendar year 2007.

ITEM 3.                                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                LEGAL PROCEEDINGS

None.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During July 2007, the Company cancelled 24,281 shares of its common stock and returned these shares back to the Company’s treasury.

During July 2007, the Company issued 420,308 restricted shares of its common stock to its President and Chief Executive Officer, Mr. Luis J. Leung, pursuant to the terms of Mr. Leung’s Employment Agreement.

ITEM 3.                                DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                OTHER INFORMATION

None.

ITEM 6.                                EXHIBITS

Exhibit No.	Description

3.1.1	Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.1.2	Amended and Restated Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.1.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 19, 2007.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures	Title	Date

/s/ Luis J. Leung Luis J. Leung	President, Chief Executive Officer and Chief Financial Officer	November 14, 2007