Form 10KSB
period 2007-12-31
Audio Stocks, Inc.
filed 2008-04-15
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X             No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s revenues for the most recent fiscal year were $3,587,802.

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $3,005,980 based upon the closing price of our common stock which was $1.75 on January 11, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 15,784,787 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2008, 17,503,090 shares of our common stock were issued and outstanding.

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

Employees

We currently have seven full time employees.  Additionally, we hire independent contract labor on an as needed basis.  We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good. Due to planned growth, we anticipate hiring additional full time employees over the course of the calendar year 2008.

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

We do not own and currently license our software from a third party licensor. The use of this software currently provides us with all of our revenues. In the event we lose the license rights to this software, our business operations will be severely hindered and may result in a loss all revenue streams

We pay significant software licensing fees to our third party licensor.

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

Our stock price is highly vulnerable to buying and selling pressures. As there is a limited market for our common stock, there may be considerable volatility in our stock price due to selling and buying pressures. Future sales of shares by our existing or future shareholders could cause the market price of our common stock to decline.

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

Item 2.  Description of Property

Intellectual Property, Proprietary Rights And Domain Names

We presently rent the domain name www.Audiostocks.com from a licensor, and it is our intention to purchase additional domain names in the future as the nature of our business, and the products and services we offer, continues to expand. We believe our rental and ownership of these domain names gives us adequate protection over them and we intend to continue to keep them in our possession.

Our licensor is in the process of filing the requisite paperwork to obtain a trademark in the United States on "www.Audiostocks.com", "Audiostocks", “AudioNews” and the Audiostocks logo. We have no other plans to register significant trademarks as of the date of this report. We may pursue other trademarks in the future.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "AUIO" and did not begin trading until 2008. As such, there are no historical trading prices for our common stock during the past two years.

The most recent closing price for our common stock was on January 11, 2008 at $1.75 per share. The trading price of our common stock may be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which we sell products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to us and our activities.

Holders

As of December 31, 2007 there were approximately 171 record holders of our common stock.

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

During January 2005, the Company issued 72 shares of common stock due to the 200 to 1 reverse split.

During January 2005, the Company issued 17,148,561 shares of common stock for services valued at $0.001 per share.

During January 2005, the Company issued 16,236 shares of common stock as a dividend valued at $0.001 per share.

During July 2007, the Company reacquired and immediately retired 800,000 shares of common stock valued at $0.03 per share.

During July 2007, the Company reacquired and immediately retired 24,281 shares of common stock at par value

During July 2007, the Company issued 420,308 shares of common stock as officer compensation valued at $0.001 per share.

During October 2007, the Company issued 1,000 shares of common stock in exchange of cash valued at $0.75 per share.

During October 2007, the Company issued 609,755 shares of common stock pursuant to a stock exchange agreement valued at $0.22 per share.

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

Liquidity and Capital Resources

At December 31, 2007, we had $27,181 cash on hand. As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2007.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The history of losses and the inability for the Company to produce substantial cash flow has raised doubt about our ability to continue as a going concern.

Expenses

Our total operating expenses for the year ending December 31, 2007 were $2,921,433 as compared to $323,529 for the year ending December 31, 2006. General and administrative expenses for the year ending December 31, 2007 totaled $31,837.  Software licensing fees for the period ending December 31, 2007 totaled $2,088,337. Professional consulting fees for the year ended December 31 2007 amounted to $37,096.

Results of Operations for the Year Ended December 31, 2007.

We had $3,587,802 in total revenues for the year ended December 31, 2007 as compared to $354,910 in total revenues for the year ended December 31, 2006. Total operating expenses for the year ended December 31, 2007 amounted to $2,921,433 as compared to total operating expenses for the year ended December 31, 2006 of $323,529. Total income for the year ended December 31, 2007 was $3,661 as compared to total income for the year ended December 31, 2006 of $18,881.

Item 7.  Financial Statements

AUDIOSTOCKS, INC.

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2007 and 2006

Statements of Operations and Comprehensive Income for the years ended December 31, 2007 and 2006

Statements of Stockholders Deficit for the years ended December 31, 2007 and 2006

Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
AudioStocks, Inc.

We have audited the accompanying balance sheets of AudioStocks, Inc. as of December 31, 2007and 2006 , and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AudioStocks, Inc. at December 31, 2007and 2006 , and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that AudioStocks, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, AudioStocks, Inc.  has a significant working capital deficit and is dependent of financing to continue operations. These issues raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
April 10, 2008

AUDIOSTOCKS, INC
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

Current assets
Cash	$27,181	6
Accounts Receivable	-	4,280
Total current assets	27,181	4,286

Fixed Assets
Property, Plant and Equipment	$202,782	-
Less: Accumulated Depreciation	(5,869)	-
Total Fixed Assets	196,913	-

Other Assets
Securities Available for Sale	$211,194	236,174
Deposits	3,296	-
Employee Receivable	22,095	-
Deferred Expenses	267,447	206,745
Total Other Assets	504,032	442,919

TOTAL ASSETS	728,125	447,205

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Licensing Fees Payable - Related Party	$267,362	280,111
Deferred Revenues	407,543	369,870
Shareholder Loan	15,000	100
Accounts Payable and Accrued Liabilities	109,675	73,204
Convertible Debentures - Short Term - Related Party	50,000	-
Stock To Be Issued	40,000	-
Taxes Payable	14,744	12,500
Accrued Interest	2,000	-
Total current liabilities	906,324	735,785

Long Term Liabilities
Convertible Debentures	25,000	-
Total Long Term Liabilities	25,000	-

TOTAL LIABILITIES	931,324	735,785

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	-	-
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 17,423,090 and 17,216,308 shares
at December 31, 2007 and 2006, respectively	17,423	17,216
Additional Paid in Capital	13,563	0
Retained Earnings/(Deficit)	(18,945)	1,593
Accumulated Other Comprehensive Income	(215,239)	(307,389)
TOTAL STOCKHOLDERS' DEFICIT	(203,198)	(288,580)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$728,125	447,205

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
STATEMENTS OF OPERATIONS

	For the periods ended
	December 31,	December 31,
	2007	2006
Revenues
Net Revenues	$3,587,802	$354,910
Total revenues	3,587,802	354,910

Expenses
Licensing fees	2,088,337	250,303
Professional fees	38,096	71,726
General and administrative	40,221	1,500
Contract Labor	42,264	-
Wages	31,979	-
Officer Compensation	223,061	-
Sales Commissions	451,607	-
Depreciation, depletion, and amortization	5,869	-
Total operating expenses	2,921,433	323,529

Income from Operations	666,369	31,381

Other Income (Expense)
Interest Income	169	-
Interest Expense	(2,008)	-
Other Income	-	-
Gain/Loss on Sale of Securities	(658,625)	-
Total Other Income (Expense)	(660,464)	-

Income Before Income Taxes	5,905	31,381

Provision for Income Taxes	2,244	12,500

NET INCOME/LOSS	$3,661	$18,881

Basic earnings per common share	$0.00	$0.00
Diluted earnings per common share	0.00	0.00

Weighted average common and
common equivalent shares outstanding
Basic	17,127,449	17,216,308
Diluted	17,377,449	17,216,308

Net Income	$3,661	18,881

Other Comprehensive Income
Securities Available for Sale-
fair value adjustments	92,150	(307,389)

Comprehensive Income/Loss	95,811	(288,508)

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
STATEMENTS OF STOCKHOLDERS'' EQUITY (DEFICIT)
From December 31, 2004 through December 31, 2007

								Other	Total
	Preferred Stock			Common Stock		Additional		Comprehensive
			Par		Par	Paid-in	Retained	Income
	Shares		Value	Shares	Value	Capital	Earnings and Deficit
Balance at December 31, 2005	-	$	$ -	17,216,308	$17,216	$-	$(17,288)	$-	$(72)

Net Income							18,881		18,881
Fair Value Adjustments of Marketable Securities								(307,389)	(307,389)

Balance at December 31, 2006	-		$-	17,216,308	$17,216	$-	$1,593	$(307,389)	$(288,580)

Cancellation of 24,281 shares				(24,281)	(24)	24			0

Buyback and Cancellation of 800,000 shares				(800,000)	(800)		(24,200)		(25,000)

Issuance of common stock as compensation
valued at $0.001 per share				420,308	420				420

Issuance of common stock in exchange of cash
valued at $0.75 per share				1,000	1	749			750

Issuance of common stock as a share exchange				609,755	610	12,789			13,399
agreement valued at $0.22 per share

Net Income							3,661		3,661
Fair Value Adjustments of Marketable Securities								92,150	92,150

Balance at December 31, 2007	-		$-	17,423,090	$17,423	$13,563	$(18,945)	$(215,239)	$(203,199)

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
STATEMENT OF CASH FLOWS

	For the periods ended
	December 31,	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,661	$18,881

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:

Depreciation	5,869	-
Stock issued for services	420	-

Changes in Assets and Liabilities
Decrease in Accounts Receivable	4,280	(4,280)
Decrease in Securities Available for Sale	51,712	(236,174)
Decrease in Securities Available for Sale
due to market adjustments	(677,790)	(414,326)
Increase in Deferred Expenses	(60,702)	(206,745)
Increase in Deposits	(3,296)	-
Increase in Employee Receivable	(22,095)	-
Decrease in Licensing Fees Payable	(12,749)	280,111
Decrease in Licensing Fees Payable in the form of
securities available for sale due to market adjustments	621,765	106,937
Increase in Deferred Revenues	37,673	369,870
Decrease in Accounts Payable and Accrued Liabilities	78,471	73,204
Decrease in Payables in the form of
securities available for sale due to market adjustments	148,175	-
Increase in Taxes Payable	2,244	12,500

NET CASH USED IN OPERATING ACTIVITIES	177,638	(22)

INVESTING ACTIVITIES
Additions to Securities Available for Sale	(13,333)
Additions to Fixed Assets	(202,782)	-
NET CASH FROM INVESTING ACTIVITIES	(216,115)	-

FINANCING ACTIVITIES
Purchase and cancellation of treasury stock	(25,000)	-
Proceeds from the issuance of stock	750	-
Proceeds from Convertible Debentures	75,000	-
Proceeds from Shareholder Loans	14,900	-
NET CASH FROM FINANCING ACTIVITIES	65,650	-

NET CHANGE IN CASH	27,174	(22)

CASH BALANCES
Beginning of period	6	28

End of period	$27,181	6

SUPPLEMENTAL DISCLOSURE:
Interest paid	$8
Income taxes paid

NON-CASH ACTIVITIES:
Stock issued in exchange of stock investment	13,999
Stock issued as compensation	420
Compensation to be converted into common stock	40,000

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

a.  Organization

Audiostocks, Inc. (the Company) was incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc.. On January 13, 2005, the Company changed its name to Audiostocks, Inc.

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

c. Revenues

Service revenue was recognized on a straight-line basis, over the contractual term of the arrangement. Revenues related to contracts paid with restricted stock were booked at fair market value.  Revenue on services described above is recognized when the four revenue recognition requirements of SAB 104 have been met. The company’s revenue recognition policy is consistent with the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition and Staff Accounting Bulletin 104 (SAB 104). In general, the company records revenue when it is realized, or realizable and earned. The company considers revenue to be realized or realizable and earned when the following revenue recognition requirements are met: persuasive evidence of an arrangement exists, which is a customer contract; the products or services have been provided to the customer; the sales price is fixed or determinable within the contract; and collectibility is probable. Recognition of revenues that do not meet the four criteria mentioned above is deferred to future periods.

d. Licensing Expense and Licensing Fees Payable – Related Party

All software and intellectual property used by Audiostocks, Inc belongs to BCGU, LLC a related party. A Licensing Agreement between the Company and BCGU, LLC was executed in consideration for the use of Licensor’s software used by the Audiostocks, Inc.  The Licensing Expense consists of 59.5% of contract revenues, with rare exceptions. These Licensing Expenses are pursuant to the Company’s licensing agreement with BCGU, LLC and exceptions are documented through a contract addendum. Whenever the contract is paid with restricted stock, the Licensing Expense is booked using the stock’s fair market value. Payment of the licensing fees are made in the form of restricted stock and therefore mark to market adjustments are necessary related to the expense and the associated liabilities as well.  Licensing Expenses were deferred to reflect the length of the contract using the same criteria described in the Revenues section, above.

The balance of $ 267,362 in Licensing Fees Payable on the Balance Sheet reflects a $728,702 mark to market adjustment. Without such adjustment, the ending balance in the Licensing Fees Payable would have been $ 996,064.

During the year of 2007, $1,584,147 was paid in Licensing Fees in the form of available for sale securities.  This amount is based on the market value of the security received at the closing date.

e.  Marketable Securities and Other Comprehensive Income

A significant portion of payments for the service contracts is received in form of restricted stock from those companies purchasing our services.  The restriction of all stock received is typically one year for non-reporting companies and six months for reporting companies. Before such securities are sold in the marketplace, they must either be registered with the SEC or they must be exempted from the SEC’s registration requirements by meeting the requirements of Rule 144. Rule 144 allows public resale of restricted and control securities if a number of conditions are met. Our accounting policy is to book all restricted and publicly tradable securities under Securities Available for Sale and, as such, are carried at fair value based on quoted market prices.

Unrealized holding gains and losses for Securities Available for Sale are excluded from earnings and reported as a separate component of stockholder’s equity as Other Comprehensive Income. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and cash flow statement, respectively.  The change in value of marketable securities is included in the operating portion of the Cash Flow statement because of the nature of our business in which we receive stock as compensation and make payments of liabilities in the same form.  Therefore, the changes to marketable securities that we receive as compensation is not reflected in the investing portion of our Cash Flow statement.  All restricted stock received in exchange for services are marked to market at the end of the accounting period.  Likewise, licensing fees recorded in conjunction with revenues are also marked to market. The adjustment to the value of such restricted stock takes into consideration the value of the stock as of the last day of the accounting period in question and a Discount Factor (“Discount”). The factors that are considered when calculating the Discount are: Trading Market, Liquidity, Volatility and Financial Performance.

As of December 31, 2007, the company owned $ 211,194 in form of Restricted Stock, based upon the fair value of the marketable securities, all of which was received in consideration for services rendered by the Company.

The balance of $ 211,194 in Securities Available for sale on the Balance Sheet reflects a $1,092,116 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $ 1,303,310.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

Marketable securities classified as available for sale consisted of the following as of December 31, 2007:

Marketable Securities	Cost	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities	Market Value
Positions as of 12/31/2006	720,500	(554,632)	-	165,868
Minus Securities Sold	993,825	683,611	-	310,214
Gain(Loss) on Sale of Securities	658,625		(658,625)	-
Securities Purchased	53,399	(33,534)	-	19,865
Securities Received	3,479,004	(2,847,747)	-	631,257
Minus Payments in Form of Securities 2007	1,394,683	1,228,270	-	166,413
Minus Payments in Form of Securities 2006	561,085	431,916	-	129,169
Positions as of 12/31/2007	1,961,935	(1,092,116)	(658,625)	211,194

Reconciliation of OCI
Balance in Mark to Market for marketable securities as of end of 2007	-	(1,092,116)	-	-
Market Adjustment of Liabilities	-	876,877	-	-
Accumulated Other Comprehensive Income	-	(215,239)	-	-

f.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

g.  Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.

In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred.

	2007	2006
Property Plant and Equipment, net:
Computer Software	174,508	-
Furniture and Equipment	20,105
Building and Improvements	2,508	-
Work in Progress	5,661	-
	202,782	-
Accumulated Depreciation	(5,869)
	$ 196,913	$ -

h.  Earnings Per Share

Net earnings (loss) per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net earnings per share is based upon the weighted average number of common shares outstanding. Fully diluted earnings per share are computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

There are two convertible securities in the Company’s books as of December 31, 2007 and none in 2006.  Both convertible securities were issued on 7/1/07 and are convertible at a conversion rate $0.15 per share.  The stock equivalents convert into 500,000 shares.

	2007	2006
Numerator – Income/Loss	$3,661	$18,881.00
Denominator - weighted average number of shares outstanding – Basic	17,127,449	17,216,308
Effect of dilutive securities:
Convertible Debentures	250,000	-
Denominator – weighted average number of shares outstanding - Diluted	17,377,449	17,216,308
Earnings Per Share – Basic	$0.00	$0.00
Earnings Per Share - Diluted	$0.00	$0.00

i.  Comprehensive Income

Statement of financial accounting standards No. 130, Reporting comprehensive income (SFAS No. 130), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements

j.  Provision for Income Taxes

We account for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities.

The components of income tax expense are as follows:

	2007	2006
Federal taxes	$1,771	9,267
State taxes	$473	2,774
Benefit of utilization of operating loss carryforward	$0	(5,700)
Change in Valuation Allowance	0	5,700

Income Tax Expense	$2,244	12,500

As of December 31, 2007, we had a NOL carryforward of $ 0.00.

Deferred tax assets and the valuation account is as follows at December 31, 2007 and 2006:

	2007	2006
NOL Carryforward	$0	0
Valuation Allowance	$0	0
Net deferred tax assets	$0	0

     k.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

The adoption of these pronouncements will not have a material effect on the Company’s financial position or results of operation.

    l.  Use of Estimates

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

    m.  Financial Instruments

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2007 and  2006.

   n.  Commitments

The Company currently holds an employee agreement with our president, Luis Leung, in the amount of $120,000 per year.  The Company does not have any rental commitments or operating leases.

   o.  Convertible Notes

In accordance with EITF 98-5 “Accounting for Convertible Securitas with Beneficial Conversion Features of Contingently Adjustable,” we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  Since the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  Due to the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes are accounted for as a derivative instrument liabilities rather than equity debt as in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Common Stock.

The debt component of the convertible note is measured at amortized cost and therefore increases as the present value of the interest coupon payments and redemption amount increases, with a corresponding charge to finance cost – other than interest. The debt component decreases by the cash interest coupon payments made. The embedded derivatives are measured at fair value at each balance sheet date, and the change in the fair value is recognized in the income statement.

p. Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Other investments that do not have readily determinable fair values are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in interest and other income, net.

q. Accounts Receivable

We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of December 31, 2007, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

r. Deferred Costs

Deferred fees are intangible assets that are accounted for under SFAS 142. The balance of $267,446 in deferred fees is made up of $16,240 of officer compensation, $9,634 of commission fees, and $241,572 of licensing fees.  The balance of these deferred fees resulted in the deferral of the expenses in order to reflect the length of contracts. The deferral criterion is described in the Revenues section, above.

s. Concentration of Risk

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

NOTE 2.         GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a significant working capital deficit in past years and is dependant upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plans to raise necessary funds from shareholders to satisfy the expense requirements of the Company and eventually derive revenues there from.

NOTE 3.         CONVERTIBLE DEBENTURE

In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

On July 1, 2007 a $25,000 0% Convertible Debenture was issued in exchange of cash, which was used to purchase and retire shares from a shareholder.  The note is due and payable at the option of the holder: (i) on July 1, 2010; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars. It is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  we believe no beneficial conversion feature applies to this debenture.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.

On July 1 2007 a $50,000 8% Convertible Debenture was issued in exchange of cash to a related party (see note 8 for further disclosure).  The note and accrued interest is due and payable at the option of the holder: (i) on January 1, 2008; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.

NOTE 4.         COMMON STOCK

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

During July 2007, the Company reacquired and immediately retired 800,000 shares of common stock valued at $0.03 per share.

During July 2007, the Company reacquired and immediately retired 24,281 shares of common stock at no value.

During July 2007, the Company issued 420,308 shares of common stock as officer compensation valued at $0.001 per share.

During October 2007, the Company issued 1,000 shares of common stock in exchange of cash valued at $0.75 per share.

During October 2007, the Company issued 609,755 shares of common stock as a stock exchange agreement valued at $0.22 per share.

NOTE 5.      CAPITAL STRUCTURE

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $0.001 par value; 50,000,000 shares authorized: 17,423,090 shares issued and outstanding.

Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding.

NOTE 6.     ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123R where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123R the fair value of a stock option granted is estimated using an option-pricing model. As of December 31, 2007 no stock options were outstanding.

NOTE 7.         RELATED PARTY TRANSACTIONS

As at December 31, 2007, the Company has Accounts Payable to Related Parties consisting of monies borrowed during the year of 2007 to the Company from Luis Leung in the amount of $15,000.  The Company has made no payments to Mr. Leung related to the monies borrowed for the years ended December 31, 2007 and 2006.  Mr. Leung is our President.

The Company has Accounts Payable to Related Parties consisting of licensing fees payable to BCGU, LLC in the amount of $267,362 as at December 31, 2007 and $280,111 as at December 31, 2006.  During the year ended December 31, 2007 the Company made payments  to BCGU, LLC in the amount of $639,593 and $0 in the year ended December 31, 2006.  The software platform used by the Company is licensed from BCGU, LLC and BCGU, LLC is the majority shareholder in the Company.

The Company has a liability to Related Parties consisting of Convertible Debentures issued to Black Forest International, LLC (“BFI”) in the amount of $50,000.  BFI is managed by BCGU, LLC.  The software platform used by the Company is licensed from BCGU, LLC and BCGU, LLC is the majority shareholder in the Company.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Under the supervision and with the participation of our management, currently consisting of Luis J. Leung, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal control over financial reporting that could significantly affect this control since our last fiscal quarter.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8A(T).  Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the COSO criteria, with the exception of the following:

•	There is a lack of segregation of duties relating to cash, receivables and safeguarding of assets.

•	Several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available.

The Company intends to take a number of corrective actions to address the above mentioned material weakness as promptly as practicable.

During the year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information.

None.

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

Item 10. Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and to all other executive officers for services rendered, and to be rendered, for 2007.

	Annual Compensation				Long-Term Compensation
Common
Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards	(# Shares)	-sation

Luis Leung (1)	2007	$120,000	-0-	-0-	420,308	-0-	-0-
President, Chief
Executive Officer, Chief	2006	-0-	-0-	-0-	-0-	-0-	-0-
Financial Officer and
Secretary

(1)           Mr. Luis Leung was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary on December 20, 2006. Pursuant to his employment agreement executed January 1, 1007, he receives annual compensation of $120,000 and 420,308 shares of restricted common stock.

Aggregated Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal year ended December 31, 2007.

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

Compensation Committee

We have not formed an independent compensation committee

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 17,216,308 issued and outstanding shares of our common stock as of the date of this report by the following persons:

1.	Each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
2.	Each of our Directors and executive Officers; and
3.	All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

BCGU, LLC(1)	15,284,479	87%
Luis Leung (2)	500,308	2%

Total	15,784,787	89%

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

None

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

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Chisholm, Bierwolf and Nilson, LLC as our auditors for the year ended December 31, 2007 and 2006.

Audit Fees

               Chisholm, Bierwolf and Nilson, LLC, billed us $18,000 in fees for review of our quarterly financial statements and annual audit for the year ended December 31, 2007.

               Chisholm, Bierwolf and Nilson, LLC, billed us $15,000 in fees for review of our quarterly financial statements and annual audit for the year ended December 31, 2006.

Audit-Related Fees

            We did not pay any fees to Chisholm, Bierwolf and Nilson, LLC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2007 or December 31, 2006.

Tax and All Other Fees

We did not pay any fees to Chisholm, Bierwolf and Nilson, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2007 or December 31, 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Chisholm, Bierwolf and Nilson, LLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007, and for the year then ended, none of the hours expended on Chisholm, Bierwolf and Nilson, LLC’s engagement to audit those financial statements were attributed to work by persons other than Chisholm, Bierwolf and Nilson, LLC’s full-time, permanent employees.

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