Form 10QSB
period 2008-03-31
Audio Stocks, Inc.
filed 2008-05-15
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

AUDIOSTOCKS, INC.

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Delaware	333-138083	20-2197964
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

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

17,422,490 common shares outstanding, $0.001 par value, at May 15, 2008.

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.            FINANCIAL STATEMENTS

AUDIOSTOCKS, INC.

Balance Sheets at March 31, 2008 and December 31, 2007

Statements of Operations for the three months ended March 31, 2008 and 2007

Statements of Comprehensive Income for the three months ended March 31, 2008 and 2007

Statements of Cash Flows for the three months ended March 31, 2008 and 2007

Notes to Financial Statements

AUDIOSTOCKS, INC
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash	$8,224	27,181
Accounts Receivable	2,502	-
Total current assets	10,726	27,181

Fixed Assets
Property, Plant and Equipment	$238,780	202,782
Less: Accumulated Depreciation	(16,251)	(5,869)
Total Fixed Assets	222,529	196,913

Other Assets
Securities Available for Sale	$198,458	211,194
Deposits	-	3,296
Employee Receivable	7,270	22,095
Deferred Expenses	216,460	267,447
Total Other Assets	422,188	504,032

TOTAL ASSETS	655,443	728,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Licensing Fees Payable - Related Party	$316,815	267,362
Deferred Revenues	336,736	407,543
Shareholder Loan	-	15,000
Accounts Payable and Accrued Liabilities	146,652	109,675
Convertible Debentures, net of discount - Short Term - Related Party	50,000	50,000
Convertible Debentures - Short Term	22,500	-
Stock To Be Issued	40,000	40,000
Taxes Payable	14,744	14,744
Accrued Interest	2,025	2,000
Total current liabilities	929,472	906,324

Long Term Liabilities
Convertible Debentures	25,000	25,000
Total Long Term Liabilities	25,000	25,000

TOTAL LIABILITIES	954,472	931,324

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	-	-
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 17,423,090 and 17,423,090 shares
on March 31, 2008 and December 31, 2007, respectively	17,423	17,423
Additional Paid in Capital	32,133	13,563
Retained Earnings/(Deficit)	(89,045)	(18,945)
Accumulated Other Comprehensive Income	(259,539)	(215,239)
TOTAL STOCKHOLDERS' DEFICIT	(299,029)	(203,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$655,443	728,125

AUDIOSTOCKS, INC.
STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,	March 31,
	2008	2007
	(unaudited)
Revenues
Net Revenues	$417,891	$1,262,162
Total revenues	417,891	1,262,162

Expenses
Licensing fees	247,729	722,240
Professional fees	23,500	21,591
General and administrative	46,871	2,633
Contract Labor	7,500	1,250
Wages	22,500	-
Officer Compensation	16,654	19,470
Sales Commissions	(6,546)	172,268
Depreciation, depletion, and amortization	10,381	-
Total operating expenses	368,589	939,452

Income from Operations	49,302	322,710

Other Income (Expense)
Warrant Expense	(11,070)
Interest Income	12	68
Interest Expense	(42)	-
Other Income	-	-
Gain/Loss on Sale of Securities	(108,302)	(19,253)
Total Other Income (Expense)	(119,402)	(19,185)

Income Before Income Taxes	(70,100)	303,525

Provision for Income Taxes	-	120,908

NET INCOME/LOSS	$(70,100)	$182,617

Basic and diluted earnings per common share	$(0.00)	$0.01

Weighted average common and common equivalent shares outstanding:
Basic and diluted	17,423,090	17,216,308

Other Comprehensive Income
Securities Available for Sale-
fair value adjustments	(44,300)	23,761

Comprehensive Income/Loss	(114,400)	206,378

AUDIOSTOCKS, INC.
STATEMENT OF CASH FLOWS

	For the three months ended
	March 31,	March 31,
	2008	2007
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(70,100)	$182,617

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:

Warrants expense	11,070
Depreciation expense	10,382	-

Changes in assets and liabilities, net of effects from acquisitions
Accounts Receivable	(2,502)	(470,790)
Securities Available for Sale	6,395	(919,664)
Market adjustments to Securities Available for Sale
due to current fair market values	(208,534)	62,587
Deferred Expenses	50,987	(129,019)
Deposits	3,296	-
Employee Receivable	14,825	-
Licensing Fees Payable	49,453	867,851
Market Value of Licensing Fees Payable in the form of
securities available for sale due to market adjustments	157,063	(37,239)
Deferred Revenues	(70,807)	150,858
Accounts Payable and Accrued Liabilities	37,003	206,142
Market value of Payables in the form of
securities available for sale due to market adjustments	13,513	(1,587)
Taxes Payable	-	120,908

NET CASH USED IN OPERATING ACTIVITIES	2,042	32,664

INVESTING ACTIVITIES
Additions to Fixed Assets	(35,999)	(5,000)
NET CASH FROM INVESTING ACTIVITIES	(35,999)	(5,000)

FINANCING ACTIVITIES
Payment of Shareholder Loan	(15,000)
Proceeds from Convertible Debentures	30,000	-
NET CASH FROM FINANCING ACTIVITIES	15,000	-

NET CHANGE IN CASH	(18,957)	27,664

CASH BALANCES
Beginning of period	27,181	6

End of period	$8,224	27,670

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-
Income taxes paid	-

AUDIOSTOCKS, INC.
Notes to the Financial Statements
For the quarterly period ended March 31, 2008

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

NOTE 2.        GENERAL

AudioStocks, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

NOTE 3.        SUMMARY OF ACCOUNTING POLICIES

a.  Marketable Securities and Other Comprehensive Income

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

As of March 31, 2008, the company owned $198,458 in form of Restricted Stock, based upon the fair value of the marketable securities, all of which was received in consideration for services rendered by the Company.

The balance of $198,458 in Securities Available for sale on the Balance Sheet reflects a $1,306,992 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $1,505,450.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

Marketable securities classified as available for sale consisted of the following as of March 31, 2008:

Marketable Securities	Cost	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities	Market Value
Balance as of 12/31/2007	$ 1,961,935	$ (1,092,116)	$ (658,625)	$ 211,194
Market Adjustments 3/31/2008		(84,281)		84,281
Minus Securities Sold	144,946	(112,363)	-	32,583
Gain(Loss) on Sale of Securities	108,302		(108,302)	-
Securities Purchased	-	-	-	-
Securities Received	347,085	(242,957)	-	104,128
Minus Payments in Form of Securities	-	-	-	-
Positions as of 3/31/2008	$ 2,272,376	$ (1,306,992)	$ (766,926)	$ 198,458

Reconciliation of OCI
Balance in market adjustments for marketable securities as of 3/31/2008	-	$ (1,306,992)	-	-
Market Adjustment of Liabilities	-	1,061,349	-	-
Accumulated Other Comprehensive Income	-	$ (245,643)	-	-

NOTE 4.       CONVERTIBLE DEBENTURES – RELATED PARTY

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

On March 17, 2008 a $7,500 8% Convertible Debenture was issued in exchange of cash to a related party.  The note and accrued interest is due and payable at the option of the holder: (i) on September 17, 2008; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $7,500 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $7,500 is being amortized over the life of the note.

NOTE 5.        PRIVATE OFFERING MEMORANDUM

On January 1, 2008, the Company entered into a Private Offering (the “PPM”) with certain investors for the private purchase of Convertible Debentures and associated detachable Series A Warrants.  The Warrants are exercisable at the date of issuance, have an exercise price of $0.90 per shares and have a two (2) year term.

During January 2008, 10% Convertible Debentures were issued for $22,500, in exchange of cash as part of the PPM.  The notes are due and payable one year from their issuance.  They are convertible into common stock at the price of $0.75 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  We believe no beneficial conversion feature applies to these debentures.

The Series A Warrants associated with the Convertible Debentures are exercisable for the purchase of 30,000 shares.  The warrants have a fair market value of $11,070.  The warrants were valued using the Black-Scholes model with the following assumptions:

Risk free interest rate	3.22%
Expected life of conversion feature in years	2
Expected volatility	100%
Dividend per share	$0.00

NOTE 6.        UNAUDITED INFORMATION

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

RECENT DEVELOPMENTS

On January 1, 2008, the Company entered into a private offering (the “PPM”) with certain investors for the purchase of Convertible Debentures and associated Series A Warrants.  The Warrants are exercisable at the date of issuance, have an exercise price of $0.90 per share and a two (2) year term. During January 2008, 10% Convertible Debentures were issued for a total of $22,500, in exchange of cash as part of the PPM.  The Convertible Debentures are due and payable one year from their issuance and are convertible into common stock at the price of $0.75 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  The Series A Warrants associated with the Convertible Debentures are exercisable for the purchase of a total of 30,000 shares.  The warrants have a fair market value of $11,070.  The warrants were valued using the Black-Scholes model.

On March 17, 2008 a $7,500 8% Convertible Debenture was issued in exchange of cash to a related party.  The note and accrued interest is due and payable at the option of the holder: (i) on September 17, 2008; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $7,500 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $7,500 is being amortized over the life of the note.

RESULTS OF OPERATION

REVENUES

We had revenues of $417,891 for the three months ended March 31, 2008 as compared with $1,262,162 in revenues for the three months ended March 31, 2007. Management attributes the reduction in revenues to slower financial market conditions in 2008.

OPERATING EXPENSES

We had total operating expenses of $368,589 associated with revenues in the three months ended March 31, 2008 as compared with $939,452 in costs for the three months ended March 31, 2007. Management attributes the decrease in costs in operating expenses to the reduction in revenues and sales in 2008.

NET PROFIT FROM OPERATIONS

For the three months ended March 31, 2008, we had a net loss of $70,100 from operations as compared a net income of $182,617 from operations for the three months ended March 31, 2007. Management attributes the reduction in revenues to slower financial market conditions in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended March 31, 2008 was $8,224 as compared to $27,670 on hand for the three months ended March 31, 2007.

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

CONTRACTUAL OBLIGATIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2008, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently have seven full time employees. Additionally, we hire independent contract labor on an as needed basis. We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good.

ITEM 3.                                CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.                                LEGAL PROCEEDINGS

None.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                DEFAULT UPON SENIOR SECURITIES

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

Signatures	Title	Date

/s/ Luis J. Leung Luis J. Leung	President, Chief Executive Officer and Chief Financial Officer	May 15, 2008