Form 10-Q
period 2008-06-30
Audio Stocks, Inc.
filed 2008-08-13
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52860

AUDIOSTOCKS, INC.

Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte del Nogal, Suite 110 Carlsbad, California 92011 ________________________________________________________________________ (Address of principal executive offices, including zip code)

                    Registrant’s telephone number, including area code:                                                                                                           (760) 804-8844
                    Securities registered pursuant to Section 12(b) of the Act:                                                                                                None
                    Securities registered pursuant to Section 12(g) of the Act:                                                                                                $.001 par value common stock

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer ___        Accelerated filer ___             Non-accelerated filer ___            Smaller reporting company X

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes _ No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

17,503,090 common shares outstanding, $0.001 par value, at August 13, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AUDIOSTOCKS, INC.

Balance Sheets at June 30, 2008 and December 31, 2007

Statements of Operations for the three and six months ended June 30, 2008 and 2007

Statements of Cash Flows for the six months ended June 30, 2008 and 2007

Notes to Financial Statements

AUDIOSTOCKS, INC
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash	$7,823	27,181
Accounts Receivable	12,230
Total current assets	20,053	27,181

Fixed Assets
Property, Plant and Equipment	$243,110	202,782
Less: Accumulated Depreciation	(26,854)	(5,869)
Total Fixed Assets	216,256	196,913

Other Assets
Securities Available for Sale	$165,360	211,194
Deposits		3,296
Employee Receivable	13,720	22,095
Deferred Expenses	9,633	267,447
Total Other Assets	188,713	504,032

TOTAL ASSETS	425,022	728,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Licensing Fees Payable - Related Party	$282,522	267,362
Deferred Revenues	15,170	407,543
Shareholder Loan		15,000
Accounts Payable and Accrued Liabilities	161,875	109,675
Convertible Debentures - Short Term - Related Party	62,194	50,000
Convertible Debentures - Short Term	22,500
Stock To Be Issued		40,000
Taxes Payable	14,744	14,744
Accrued Interest	4,864	2,000
Total current liabilities	563,869	906,324

Long Term Liabilities
Convertible Debentures	25,000	25,000
Total Long Term Liabilities	25,000	25,000

TOTAL LIABILITIES	588,869	931,324

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value
none issued and outstanding	-	-
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 17,503,090 and 17,423,090 shares
at June 30, 2008 and December 31, 2007, respectively	17,503	17,423
Additional Paid in Capital	84,720	13,563
Retained Earnings/(Deficit)	(189,663)	(18,945)
Accumulated Other Comprehensive Income	(76,407)	(215,239)
TOTAL STOCKHOLDERS' DEFICIT	(163,847)	(203,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$425,022	728,125

AUDIOSTOCKS
STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Net Revenues	$465,807	$1,652,138	$883,698	$2,914,300
Total revenues	465,807	1,652,138	883,698	2,914,300

Expenses
Licensing fees	277,155	983,022	524,884	1,705,261
Professional fees	8,794	27,499	32,294	49,090
General and administrative	45,544	8,828	92,415	11,460
Contract Labor	6,000	6,250	13,500	7,500
Wages	15,000	-	37,500	-
Officer Compensation	27,132	50,271	43,786	69,741
Sales Commissions	19,750	196,212	13,204	368,481
Depreciation, depletion, and amortization	10,604	-	20,985	-
Total operating expenses	409,979	1,272,082	778,568	2,211,533

Income from Operations	55,828	380,056	105,130	702,767

Other Income (Expense)
Warrant Expense			(11,070)
Interest Income	18	37	30	105
Interest Expense	(9,179)	(7)	(9,221)	(7)
Other Income
Gain/Loss on Sale of Securities	(147,287)	(28,372)	(255,589)	(47,626)
Total Other Income (Expense)	(156,448)	(28,342)	(275,850)	(47,528)

Income Before Income Taxes	(100,620)	351,714	(170,720)	655,239

Provision for Income Taxes		140,102		261,010

NET INCOME/LOSS	$(100,620)	$211,612	$(170,720)	$394,229

Basic earnings per common share	$(0.01)	$0.01	$(0.01)	$0.02
Diluted earnings per common share	(0.01)	0.01	0.00	0.02

Weighted average common and common
equivalent shares outstanding
Basic	17,479,354	17,216,308	17,451,222	17,216,308
Diluted	17,479,354	17,216,308	17,451,222	17,216,308

Other Comprehensive Income
Securities Available for Sale-
fair value adjustments	(94,532)	(1,190,433)	(138,832)	(1,166,672)

Comprehensive Income/Loss	(195,152)	(978,821)	(309,552)	(1,166,672)

AUDIOSTOCKS, INC.
STATEMENT OF CASH FLOWS

	For the six months ended
	June 30,	June 30,
	2008	2007
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(170,720)	$394,229

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:

Warrants expense	11,070
Amortization of note	5,861
Depreciation expense	20,985

Changes in assets and liabilities, net of effects from acquisitions
Accounts Receivable	(12,230)	(2,190,890)
Securities Available for Sale	34,678	(233,832)
Market value of Securities Available for Sale
due to market adjustments	(119,352)	(1,631,885)
Deferred Expenses	257,814	(314,318)
Deposits	3,296	(25,000)
Employee Receivable	8,375	-
Licensing Fees Payable	15,160	1,642,367
Market Value of Licensing Fees Payable in the form of
securities available for sale due to market adjustments	236,098	450,934
Deferred Revenues	(392,371)	1,136,171
Accounts Payable and Accrued Liabilities	55,064	474,639
Market value of Payables in the form of
securities available for sale due to market adjustments	19,909	14,279
Taxes Payable	-	261,010

NET CASH USED IN OPERATING ACTIVITIES	(26,363)	(22,296)

INVESTING ACTIVITIES
Sale of Securities Available for Sale	13,333	-
Additions to Fixed Assets	(40,329)	(22,760)
NET CASH FROM INVESTING ACTIVITIES	(26,996)	(22,760)

FINANCING ACTIVITIES
Payment of Shareholder Loan	(15,000)	-
Proceeds from Convertible Debentures	49,000	50,000
NET CASH FROM FINANCING ACTIVITIES	34,000	50,000

NET CHANGE IN CASH	(19,358)	4,944

CASH BALANCES
Beginning of period	27,181	6

End of period	$7,823	4,950

SUPPLEMENTAL DISCLOSURE:
Interest paid	$496
Income taxes paid

NON-CASH ACTIVITIES:
Stock issued for payment of debt	40,000

AUDIOSTOCKS, INC.
Notes to the Financial Statements
For the quarterly period ended June 30, 2008

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

NOTE 2.        GENERAL

AudioStocks, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

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

As of June 30, 2008, the company owned $165,360 in form of Restricted Stock, based upon the fair value of the marketable securities.

The balance of $165,360 in Securities Available for sale on the Balance Sheet reflects a $1,209,291 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $1,374,651.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

Marketable securities classified as available for sale consisted of the following as of June 30, 2008:

Marketable Securities	Cost	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities	Market Value
Balance as of 12/31/2007	$ 1,961,935	$ (1,092,116)	$ (658,625)	$ 211,194
Market Adjustments 6/30/08		(53,869)		53,869
Minus Securities Sold	373,234	(302,841)		70,392
Gain(Loss) on Sale of Securities	304,530		(304,530)
Securities Purchased
Securities Received	449,325	(365,768)		83,557
Minus Payments in Form of Securities	4,750	380		5,130
Positions as of 6/30/08	$ 2,337,807	$ (1,209,291)	$ (963,155)	$ 165,360

Reconciliation of OCI
Balance in market adjustments for marketable securities as of 6/30/08		$ (1,209,291)
Market Adjustment of Liabilities		1,132,884
Accumulated Other Comprehensive Income		$ (76,408)

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

On June 1, 2008 a $19,000 8% Convertible Debenture was issued in exchange of cash to a related party.  The note and accrued interest is due and payable at the option of the holder: (i) on December 1, 2008; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $12,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $12,667 is being amortized over the life of the note.

NOTE 5.        COMMON STOCK

On April 28, 2008, the company issued 80,000 shares of common stock as a result of a conversion of officer compensation to common stock valued at $0.50 per share.

NOTE 4.        UNAUDITED INFORMATION

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

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans, and expectations. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires that we make estimates and assumptions that affect the amounts  reported in our financial  statements and their accompanying  notes. We have identified certain policies that we believe are important  to the  portrayal  of our  financial  condition  and  results of operations.  These policies require the application of significant  judgment by our management.  We base our estimates on our historical experience, industry standards, and various other assumptions that we believe are reasonable under the  circumstances.  Actual  results  could  differ from these  estimates  under different  assumptions  or  conditions.  An adverse  effect  on  our  financial condition, changes in financial condition, and results of operations could occur if circumstances change that alter the various assumptions or conditions used in such estimates or assumptions.  Further information on these assumptions and on our accounting  policies will be found in the notes to our financial  statements contained in this Form 10-Q and in our most  recent  Current Report on Form 8-K.  There have been no significant changes to these policies  during the period discussed in this Report on Form 10-Q.

RECENT DEVELOPMENTS

On June 1, 2008 a $19,000 8% Convertible Debenture was issued in exchange of cash to a related party.  The note and accrued interest is due and payable at the option of the holder: (i) on December 1, 2008; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $12,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $12,667 is being amortized over the life of the note.

RESULTS OF OPERATION

REVENUES

We had revenues of $465,807 for the three months ended June 30, 2008 as compared with revenues of $1,652,138 for the three months ended June 30, 2007. We had revenues of $883,698 for the six months ended June 30, 2008 as compared with revenues of 2,914,300 for the six months ended June 30, 2007. Management attributes the decrease in revenues to general market conditions.

OPERATING EXPENSES

We had total operating expenses of $409,979 associated with revenues in the three months ended June 30, 2008 as compared with total operating expenses of 1,272,082 for the three months ended June 30, 2007. We had total operating expenses of $778.568 associated with revenues in the six months ended June 30, 2008 as compared with total operating expenses of $2,211,553 for the six months ended June 30, 2007. Management attributes the decrease in revenues to general market conditions.

NET PROFIT FROM OPERATIONS

For the three months ended June 30, 2008, we had a net loss of $100,620 from operations as compared to profits of $211,612 from operations for the three months ended June 30, 2007. For the six months ended June 30, 2008, we had a net loss of $170,720 from operations as compared to a net profit of $394,229 from operations for the six months ended June 30, 2007. Management attributes the decrease in revenues to general market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended June 30, 2008 was $7,823 as compared to $27,181on hand for the three months ended June 30, 2007.

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

CONTRACTUAL OBLIGATIONS

None.

RECENT ACCOUNTING PRONOUNCEMENTS

As of June 30, 2008, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently have five full time employees. Additionally, we hire independent contract labor on an as needed basis. We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals that work for us to be good.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

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

Signatures	Title	Date

/s/ Luis J. Leung Luis J. Leung	President, Chief Executive Officer and Chief Financial Officer	August 13, 2008