Form 10-Q
period 2008-09-30
Audio Stocks, Inc.
filed 2008-11-19
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

17,503,090 common shares outstanding, $0.001 par value, at November 19, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AUDIOSTOCKS, INC.

Balance Sheets at September 30, 2008 and December 31, 2007

Statements of Operations for the three and nine months ended September 30, 2008 and 2007

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007

Notes to Financial Statements

AUDIOSTOCKS, INC
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash	$4,812	27,181
Accounts Receivable	-	-
Total current assets	4,812	27,181

Fixed Assets
Property, Plant and Equipment	$213,969	202,782
Less: Accumulated Depreciation	(37,629)	(5,869)
Total Fixed Assets	176,340	196,913

Other Assets
Securities Available for Sale	$-	211,194
Deposits	-	3,296
Employee Receivable	17,180	22,095
Deferred Expenses	10,471	267,447
Total Other Assets	27,651	504,032

TOTAL ASSETS	208,803	728,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Licensing Fees Payable - Related Party	$-	267,362
Deferred Revenues	9,840	407,543
Shareholder Loan	-	15,000
Accounts Payable and Accrued Liabilities	11,194	109,675
Convertible Debentures - Short Term - Related Party	-	50,000
Convertible Debentures - Short Term	41,667	-
Stock To Be Issued	209,761	40,000
Taxes Payable	14,744	14,744
Accrued Interest	1,250	2,000
Total current liabilities	288,455	906,324

Long Term Liabilities
Convertible Debentures	-	25,000
Total Long Term Liabilities		25,000

TOTAL LIABILITIES	288,455	931,324

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value none issued and outstanding
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 17,503,090 and 17,423,090 shares
at September 30, 2008 and December 31, 2007, respectively	17,503	17,423
Additional Paid in Capital	101,387	13,563
Retained Earnings/(Deficit)	(210,219)	(18,945)
Accumulated Other Comprehensive Income	11,678	(215,239)
TOTAL STOCKHOLDERS' DEFICIT	(79,652)	(203,198)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$208,803	728,125

AUDIOSTOCKS
STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenues
Net Revenues	$15,830	$766,526	$899,528	$3,680,825
Total revenues	15,830	766,526	899,528	3,680,825

Expenses
Licensing fees	2,874	438,481	527,758	2,143,742
Professional fees	5,632	21,818	37,926	71,015
General and administrative	107,143	24,476	199,558	35,729
Contract Labor	9,000	8,800	22,500	16,300
Wages	-	13,525	37,500	13,525
Officer Compensation	105,644	31,081	149,430	100,822
Sales Commissions	-	(127,604)	13,204	240,877
Depreciation, depletion, and amortization	10,774	-	31,759	-
Total operating expenses	241,067	410,577	1,019,635	2,622,010

Income from Operations	(225,237)	355,949	(120,107)	1,058,815

Other Income (Expense)
Warrant Expense	-	-	(11,070)	-
Interest Income	-	6	30	111
Interest Expense	(21,760)	-	(30,981)	(7)
Other Income	-	24	-	24
Gain on Sale of Assets	399,969	-	399,969	-
Gain/Loss on Sale of Securities	(173,531)	(16,280)	(429,120)	(79,736)
Total Other Income (Expense)	204,678	(16,250)	(71,172)	(79,608)

Income Before Income Taxes	(20,559)	339,699	(191,279)	979,207

Provision for Income Taxes	0	129,011	-	390,021

NET INCOME/LOSS	$(20,559)	$210,688	$(191,279)	$589,186

Basic earnings per common share	$(0.00)	$0.01	$(0.01)	$0.03
Diluted earnings per common share	(0.00)	0.01	0.00	0.03

Weighted average common and common
equivalent shares outstanding
Basic	17,503,090	17,348,317	17,468,637	17,348,317
Diluted	17,503,090	17,348,317	17,468,637	17,348,317

Other Comprehensive Income
Securities Available for Sale-
fair value adjustments	321,449	662,323	226,917	(504,347)

Comprehensive Income/Loss	300,890	873,011	35,638	84,839

AUDIOSTOCKS, INC.
STATEMENT OF CASH FLOWS

	For the nine months ended
	September 30,	September 30,
	2008	2007
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(191,279)	$589,186

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:

Stock issued for services	-	420
Cancelled Shares	-	(26)
Note issued for services	4,750
Warrants expense	11,070	-
Amortization of notes	24,278	-
Depreciation expense	31,759	-

Changes in assets and liabilities, net of effects from asset spin-off
Accounts Receivable	-	(1,624,017)
Securities Available for Sale	191,329	(722,723)
Market adjustment of Securities Available for Sale
received as compensation	1,092,116	(980,556)
Deferred Expenses	256,976	(903,653)
Deposits	3,296	(27,196)
Employee Receivable	4,915	(5,000)
Prepaid Expenses	-	(3,100)
Licensing Fees Payable	(267,363)	1,422,049
Market adjustments of Licensing Fees Payable in the form
of securities available for sale	(728,702)	424,480
Deferred Revenues	(397,703)	1,274,245
Accounts Payable and Accrued Liabilities	36,009	58,060
Market adjustments of Payables in the form of
securities available for sale	(136,497)	51,729
Taxes Payable	-	390,021

NET CASH USED IN OPERATING ACTIVITIES	(65,047)	(56,081)

INVESTING ACTIVITIES
Sale of Securities Available for Sale	19,865	-
Additions to Fixed Assets	(11,188)	(50,884)
NET CASH FROM INVESTING ACTIVITIES	8,678	(50,884)

FINANCING ACTIVITIES
Change in Shareholder Loan	(15,000)	65,000
Proceeds from Convertible Debentures	49,000	50,000
NET CASH FROM FINANCING ACTIVITIES	34,000	115,000

NET CHANGE IN CASH	(22,369)	8,035

CASH BALANCES
Beginning of period	27,181	6

End of period	$4,812	8,041

SUPPLEMENTAL DISCLOSURE:
Interest paid	$1,029	104
Income taxes paid	-	-

NON-CASH ACTIVITIES:
Stock issued for payment of debt	40,000	-
Debt to be converted into common stock	209,761	-
Assignment of Convertible Debentures	76,500	-
Assignment of Payables and Accrued Liabilities	341,589	-
Assignment of Receivables and securities available for sale	59,315	-

AUDIOSTOCKS, INC.
Notes to the Financial Statements
For the quarterly period ended September 30, 2008

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

NOTE 2.          GENERAL

AudioStocks, Inc. (the “Company”) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2008 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-KSB for the twelve months ended December 31, 2007.

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

As of September 30, 2008, the Company owned nothing in the form of Restricted Stock, based upon the fair value of the marketable securities.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

Marketable securities classified as available for sale consisted of the following as of September 30, 2008:

Marketable Securities	Cost	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities	Market Value
Balance as of 12/31/2007	$ 1,961,935	$ (1,092,116)	$ (658,625)	$ 211,194
Market Adjustments 9/30/08	-	(431,330)	-	(431,330)
Minus Securities Sold	875,676	(1,613,384)	-	(737,708)
Gain(Loss) on Sale of Securities			(164,476)	(164,476)
Securities Purchased	-	-	-	-
Securities Received	449,325	(426,109)	-	23,216
Minus Payments in Form of Securities	712,483	(336,171)	-	376,312
Positions as of 9/30/08	$ 823,101	$ -	$ (823,101)	$ -

Reconciliation of OCI
Balance in market adjustments for marketable securities as of 9/30/08	-	$ -	-	-
Market Adjustment of Liabilities	-	11,678	-	-
Accumulated Other Comprehensive Income	-	$ 11,678	-	-

NOTE 4.       CONVERTIBLE DEBENTURES

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

On July 1, 2008 a $25,000 10% Convertible Debenture was issued for the settlement of certain liabilities related to past services.  The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $16,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $16,667 is being amortized over the life of the note.

NOTE 5.      ASSET SALE AND ASSIGNMENT OF DEBT – RELATED PARTY

On September 30, 2008 the Company entered into an asset sale agreement (the “Asset Sale Agreement”) with DAO Information Systems, LLC (the “Buyer”). The Buyer purchased all assets associated with the Company’s Audiostocks.com business division (the “AudioStocks Business”) which includes the existing licensing rights and all interests associated with the Audiostocks Business and related software. As consideration for the sale of AudioStocks Business, the Company assigned certain liabilities and receivables associated with the AudioStocks Business to the buyer and recorded a gain on the sale of assets of $399,969.   The Company also agreed to sell its rights to the proceeds from the eventual sale of certain shares of stock held by the Company related to the AudioStocks Business division (the “AudioStocks Shares”).  Pursuant to the terms of the Asset Sale Agreement, the proceeds from the eventual sale of the AudioStocks Shares will be used by the Buyer to pay down the liabilities that were assigned to the Buyer in the Asset Sale Agreement.

DAO Information Systems, LLC’s managing member, Luis Leung, is the president of Audiostocks, Inc.

NOTE 6.         COMMON STOCK TO BE ISSUED

During September 2008, the Company agreed to the issuance of 93,250 shares of restricted common stock as settlement of certain debts for services provided valued at $93,250.

During September 2008, the Company agreed to the issuance of 30,001 shares of restricted common stock pursuant to a settlement of certain convertible promissory notes issued to noteholders valued at a total of $22,500. As part of the conversion, outstanding warrants to purchase up 30,001 shares were cancelled.

During September 2008, the Company agreed to the issuance of 1,750,309 shares of restricted common stock as a conversion of accrued officer salary of $94,010.

NOTE 7.        UNAUDITED INFORMATION

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

RECENT DEVELOPMENTS

On July 1, 2008 we issued a $25,000 Convertible Debenture for the final settlement of certain liabilities related to past services. The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share, subject to proportional adjustment for reclassification, stock splits, combinations and dividends.

On July 1, 2008 we amended and restated an existing $25,000 Convertible Debenture. The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share, subject to proportional adjustment for reclassification, stock splits, combinations and dividends.

On September 30, 2008 we entered into an asset sale agreement (the “Asset Sale Agreement”) with DAO Information Systems, LLC (the “Buyer”). The Buyer purchased all assets associated with our Audiostocks.com business division (the “AudioStocks Business”) which includes the existing licensing rights and all interests associated with the Audiostocks Business and related software. As consideration for the sale of our AudioStocks Business, we assigned certain liabilities and receivables associated with the AudioStocks Business to the Buyer.   We also agreed to sell our rights to the proceeds from the eventual sale of certain shares of stock held by us related to the AudioStocks Business division (the “AudioStocks Shares”).  Pursuant to the terms of the Asset Sale Agreement, the proceeds from the eventual sale of the AudioStocks Shares will be used by the Buyer to pay down the liabilities that were assigned to the Buyer in the Asset Sale Agreement.  DAO Information Systems, LLC’s managing member, Luis Leung, is the president of Audiostocks, Inc.

On September 30, 2008 we entered into settlement agreements with consultants for the final settlement of certain liabilities related to past software development services (the “Software Settlement Agreements”). Pursuant to the terms of the Software Settlement Agreements, we agreed to issue a total of 93,250 shares of our restricted common stock as a final settlement of all amounts claimed to be due and owing pursuant to the past software development services.

           On September 30, 2008 we entered into settlement agreements with investors (the “Investors Settlement Agreements”) for the final settlement of certain liabilities related to existing convertible promissory notes totaling $22,500 (the “Investor Notes”) and warrants to purchase up to a total of 30,001 shares of our common stock (the “Investor Warrants”). Pursuant to the terms of the Investor Settlement Agreements, we agreed to issue a total of 30,001 shares of our restricted common stock as a final settlement of all amounts claimed to be due and owing pursuant to Investor Notes and Investor Warrants.

On September 30, 2008 we entered into a settlement agreement with our president, Luis J. Leung, for the settlement of $94,010 related to salary currently owed to Mr. Leung (the “Employee Settlement Agreement”). Pursuant to the terms of the Employee Settlement Agreement, we agreed to issue a total of 1,750,309 shares of our restricted common stock as a final settlement of such amount owed pursuant to Mr. Leung’s employment agreement.

RESULTS OF OPERATION

REVENUES

We had revenues of $15,830 for the three months ended September 30, 2008 as compared with revenues of $766,526 for the three months ended September 30, 2007. We had revenues of $899,528 for the nine months ended September 30, 2008 as compared with revenues of $3,680,825 for the nine months ended September 30, 2007. Management attributes the decrease in revenues to general market conditions.

OPERATING EXPENSES

We had total operating expenses of $241,067 associated with revenues in the three months ended September 30, 2008 as compared with total operating expenses of $410,577 for the three months ended September 30, 2007. We had total operating expenses of $1,019,635 associated with revenues in the nine months ended September 30, 2008 as compared with total operating expenses of $2,622,010 for the nine months ended September 30, 2007. Management attributes the decrease in operating expense to the general decrease in business operations.

NET PROFIT FROM OPERATIONS

For the three months ended September 30, 2008, we had a net loss of $20,559 from operations as compared to profits of $210,688 from operations for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we had a net loss of $191,279 from operations as compared to a net profit of $589,186 from operations for the nine months ended September 30, 2007. Management attributes the decrease in net profit to general market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended September 30, 2008 was $4,812 as compared to $27,181on hand for the three months ended September 30, 2007.

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

OFF-BALANCE SHEET ARRANGEMENTS

Please refer to the section above entitled “Recent Developments.”

CONTRACTUAL OBLIGATIONS

Please refer to the section above entitled “Recent Developments.”

RECENT ACCOUNTING PRONOUNCEMENTS

As of September 30, 2008, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently have no full time employees. We hire independent contract labor on an as needed basis. We have not entered into a collective bargaining agreement with any union.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

Not applicable.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During September 2008, the Company agreed to the issuance of 93,250 shares of restricted common stock as settlement of certain debts for services provided valued at $93,250.

During September 2008, the Company agreed to the issuance of 30,001 shares of restricted common stock pursuant to a settlement of certain convertible promissory notes issued to noteholders valued at a total of $22,500. As part of the conversion, outstanding warrants to purchase up 30,001 shares were cancelled.

During September 2008, the Company agreed to the issuance of 1,750,309 shares of restricted common to its president as settlement of certain salaries owed for services provided valued at $94,010.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Exhibit No.	Description

3.1.1	Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.1.2	Amended and Restated Certificate of Incorporation filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

3.1.3	Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on July 19, 2007.

3.2.1	Bylaws filed as an exhibit to our Registration Statement on Form SB-2 filed with the Commission on October 19, 2006 and incorporated herein by reference.

10.1	Asset Sale Agreement dated September 30, 2008.

10.2	Convertible Note dated July 1, 2008

10.3	Amended and Restated Convertible Note dated July 1, 2008

10.4	Software Settlement Agreements dated September 30, 2008

10.5	Investor Settlement Agreements dated September 30, 2008

10.6	Luis Leung Settlement Agreement dated September 30, 2008

31.1	Certification pursuant to Rule 13a-14(a)

32.1	Certification of pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures	Title	Date

/s/ Luis J. Leung Luis J. Leung	President, Chief Executive Officer and Chief Financial Officer	November 19, 2008