Form 10-K
period 2008-12-31
Audio Stocks, Inc.
filed 2009-04-14
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 333-138083

AUDIOSTOCKS, INC.
(Name of small business issuer as specified in its charter)

Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte Del Nogal, Suite 110 Carlsbad, California 92011 _______________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                                                760-804-8844
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock
___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X             No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The issuer’s net loss for the most recent fiscal year was $4,423,626.

The aggregate market value of the common equity held by non-affiliates of the registrant was approximately $5,520,538 based upon the closing price of our common stock which was $1.01 on March 23, 2009.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 17,535,096 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 9, 2009, there were 23,000,975 shares of our common stock issued and outstanding.

Documents Incorporated by Reference:      See Item 13, of which, all referenced Exhibits are incorporated herein.

Transitional Small Business Disclosure Format:  No.

PART I

References herein to “we”, “us”, “our”, “Company”, “Audiostocks.com” or “Audiostocks” refer to Audiostocks, Inc. and its subsidiaries, if any, and as described herein.

This Form 10-K may contain forward-looking statements. In addition, from time to time, we or our representatives may make forward-looking statements orally or in writing. These are statements that relate to future periods and include statements regarding our future strategic, operational and financial plans, potential acquisitions, anticipated or projected revenues, expenses and operational growth, markets and potential customers for our products and services, plans related to sales strategies and efforts, the anticipated benefits of our relationships with strategic partners, growth of our competition, our ability to compete, the adequacy of our current facilities and our ability to obtain additional space, use of future earnings, and the feature, benefits and performance of our current and future products and services.

You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” “seek” or “continue” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including those described in this prospectus under the heading “Risk Factors” beginning on page 10. These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements.

We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this prospectus, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Factors that may affect forward-looking statements.

A wide range of factors could materially affect future developments and performance of our business. This prospectus describes significant factors affecting specific business operations and the financial results of these operations. General factors affecting our operations include:

•	Changes in business plans (which is a significant issue as is described further herein)
•	Changes in U.S., global or regional economic conditions
•	Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations
•	Increased competitive pressures
•	Legal developments that may affect our business
•	Technological developments that may affect our business

This list of factors that may affect future performance and the accuracy of forward-looking statements are merely illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1.   Description of Business

Company Overview

Since January of 2005, we have operated an Internet based publishing platform designed to compile, catalogue, distribute and make functional, financial content and data related to that content.  Due to certain regulatory changes in the securities and financial industries following the Sarbanes-Oxley Act of 2002, as well as the most recent global financial crisis, our ability to find paying customers for our services has been severely challenged, and in spite of our best efforts, it would not be a misstatement to describe the AudioStocks.com business as a failed enterprise.

With the above in mind, in calendar year 2008, particularly in the latter half of the year, we underwent numerous changes, not the least of which was completely divesting ourselves of the Audiostocks.com business.

The presentation below will discuss (i) in brief, AudioStocks.com, as a legacy operation, (ii) the transaction which effected our divestiture of the AudioStocks.com business and (iii) our present operations, which are based exclusively on the StockVert.com vertical search engine platform.

In addition, as we discuss further below, we are devoting a considerable amount of effort to finding qualified business candidates to merge with or to otherwise acquire.  We believe this strategy will bring more value to our shareholders than simply continuing in the same direction we have been over the past few years.

It is critical that anyone who has any interest in (i) our present business, (ii) the likelihood of our success with our present business and operational plan or (iii) the success of any succeeding enterprise should we be able to execute on our plan to find candidates to merge with or acquire (as described below) carefully read this Form 10-K Report (the “Report”) and all of the disclosures and Exhibits referred to and described herein.

Our present corporate headquarters are located at 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011. Our telephone number at our corporate head office is (760) 804-8844.

Corporate History

We were originally incorporated under the laws of the State of Delaware on January 22, 2002, as Jupiter Processing Inc. On January 13, 2005, we changed our name to Audiostocks, Inc.  Our fiscal year end is December 31.

Legacy Business: AudioStock.com

Audiostocks.com was designed to be a financial media and technology company for publicly traded small and micro capitalization companies, providing the latest fact-based information to current and prospective shareholders. Audiostocks.com content was to be made available online to individuals, financial professionals, investment research professionals and portfolio managers.   All recipients of Audiostocks content received Audiostocks content because they filled out a user request form and requested to receive Audiostocks content.  Audiostocks.com never offered investment advice, nor was Audiostocks.com a broker or dealer in securities.  All information posted on the Audistocks.com website was provided by the client companies or was originated by Audiostocks.com in direct cooperation with a client company, approved by the client company before posting.

Due to certain regulatory changes in the securities and financial industries following the Sarbanes-Oxley Act of 2002, as well as the most recent global financial crisis, our ability to find customers for our services has been severely challenged, and in spite of our best efforts, it would not be a misstatement to describe the AudioStocks.com business as a failed enterprise.

Sale of the Audiostocks.com Business

In the third calendar quarter of 2008, we concluded that the Audiostocks.com business was underperforming and that our efforts would be better focused on adopting a new strategy – to develop our StockVert.com business and to aggressively seek business candidates to acquire or merge with.

With respect to the merger or acquisition candidates we are pursuing, while we would prefer that they be in a business which is related to the business we are presently focused on, we will certainly consider candidates in other fields, particularly if they historically, or are highly likely to in the future: (i) consistently generate revenues or (ii) consistently generate profits; or (iii) are in a business which is related to new US national government priorities such as alternative fuels, alternative energy, nanotechnology or biotechnology.

Beginning September 1, 2008, we commenced a radical re-structuring process and the below narrative, the balance of the Form 10-K Report and the attached and incorporated disclosures describe our progress thus far:

The Asset Sale Transaction and Related Transactions

On September 30, 2008, because of the failure of our AudioStocks.com business, including the fact that our liabilities exceeded our existing and potential future asset value, we entered into a transaction (the “Asset Sale Transaction”) to begin to execute our restructuring strategy.  The Asset Sale Transaction, along with certain related transactions, was described in our Form 10-Q, filed with the SEC on the 19th of November 2008 and in a subsequently filed Form 8-K, filed on January 21, 2009.  The underlying documents related to these transactions were filed as Exhibits in the Form 10-Q, filed with the SEC on the 19th of November 2008 and in a subsequently filed Form 8-K, filed on January 21, 2009.

On September 30, 2008 we entered into an asset sale agreement with Dao Information Systems, Inc. (“Dao”). Dao purchased all assets associated with our Audiostocks.com business division (the “AudioStocks Business”) which included the existing licensing rights and all interests associated with the Audiostocks Business and related software. As consideration for the sale of our AudioStocks Business, we sold certain liabilities and receivables associated with the AudioStocks Business to Dao.   We also agreed to sell our rights to the proceeds from the eventual sale of certain shares of stock held by us related to the AudioStocks Business division (the “AudioStocks Shares”).  Pursuant to the terms of the Asset Sale Transaction, the proceeds from the eventual sale of the AudioStocks Shares were to be used by Dao to pay down liabilities assigned to Dao in the Asset Sale Transaction.

Dao is 100% owned by Dao Information Systems, LLC whose managing member and 60% owner is Luis Leung, the president of Audiostocks, Inc.

As a part of the transaction related to the sale of the AudioStocks Business, we executed a License Consent Agreement (the “LCA”) with BCGU, LLC (“BCGU”).  The LCA was attached as Exhibit 10.1 to a Form 8-K filed with the SEC on January 21, 2009.

On September 30, 2008, we entered into settlement agreements with four consultants for the final settlement of certain liabilities related to past software development services (the “Software Settlement Agreements” (the first two of which were attached as Exhibits in a Form 10-Q filed for the period ended September 30, 2008 and the third and fourth are attached hereto as Exhibits 11.1.1 and 11.1.2)) related to the AudioStocks Business.  Pursuant to the terms of the Software Settlement Agreements, we agreed to issue a total of 92,687 shares of our restricted common stock as a final settlement of all amounts claimed to be due and owing pursuant to the past software development services for the AudioStocks Business.

On September 30, 2008, we entered into settlement agreements with two separate investors (the “Investors Settlement Agreements”) for the final settlement of certain liabilities related to existing convertible promissory notes totaling $22,500 (the “Investor Notes”) and warrants to purchase up to a total of 30,001 shares of our common stock (the “Investor Warrants”). Pursuant to the terms of the Investor Settlement Agreements (see Exhibit 10.5 in our Form 10-Q filed for the period ended September 30, 2008), we agreed to issue a total of 30,001 shares of our restricted common stock as a final settlement of all amounts claimed to be due and owing pursuant to Investor Notes and Investor Warrants.  No Investor Notes and Investor Warrants remain issued or outstanding at this time.

On September 30, 2008, we entered into a settlement agreement with our president, Luis J. Leung, for the settlement of $94,010 related to salary currently owed to Mr. Leung (the “Employee Settlement Agreement,” attached as Exhibit 10.6 to our Form 10-Q for the period ended September 30, 2008). Pursuant to the terms of the Employee Settlement Agreement, we agreed to issue a total of 1,750,309 shares of our restricted common stock as a final settlement of such amount owed pursuant to Mr. Leung’s employment agreement.  Due to the issuance of stock the company incurred an additional stock based compensation expense of $1,218,722.

On October 1, 2008, we entered into a second agreement with Mr. Leung which was an omnibus settlement agreement of all liabilities owed to him by the Company.  We have attached this agreement as Exhibit 11.1.3 to this Form 10-K Report.

On November 25, 2008, we executed a First Amended Licensing Consent Agreement which amended LCA and provided consideration to BCGU in the form of the Company’s Preferred Series A and Preferred Series B shares.  The Preferred Series A and B shares were previously designated with the State of Nevada on July 1, 2007, and until the November 25, 2008 transaction with BCGU, none of our Preferred Series A and B shares had been validly issued.  The designation of the Company’s Preferred Series A and B stock was previously described in Exhibit 3.1.3 in the Company’s Form 10-Q filing, filed with the SEC on November 14, 2007.  The Preferred Series A shares provide the holder of the same with certain voting rights, among other rights, that may equal, when cast, a majority of the votes which could be cast at a meeting of the Company’s shareholders.  The Preferred Series A are convertible on a one-for-one basis into our common stock, at the option of the holder.  The Preferred Series B shares provide the holder with a significant dividend right, among other rights, which in the case of the issuance related to the execution of the First Amended License Consent Agreement, was designed to equal the percentage due to BCGU from revenues the Company generated from assets BCGU had licensed to the Company and which were being assigned to Dao Information Systems, Inc. under the First Amended License Consent Agreement.

On November 30, 2008 we again amended the LCA, including the First Amended Licensing Consent Agreement, and entered into a Second Amended License Consent Agreement with BCGU in order to legally release us from more than $240,000 in obligations which was due and owing at the time of the sale of the AudioStocks Business.  We have attached this agreement as Exhibit 11.1.4 to this Form 10-K Report.

Relevant Transactions That Occurred After December 31, 2008 to Present

On January 15, 2009, BCGU, the holder of our Series B Preferred stock, agreed to exchange it’s Series B Preferred stock for 3,624,888 of our common shares.  A copy of this agreement is included as Exhibit 11.1.8 to this Form 10-K Report.

On February 27, 2009, Noctua Fund LP acquired an option to purchase a total of 2,250,617 Company common shares from Luis Leung, president, for $40,000.  This option expires on February 27, 2012.

As a result of the January 15, 2009 transaction with BCGU involving the exchange of our Series B Preferred stock for common stock, and due to a provision in the designation of our Series B Preferred stock, on March 19, 2009, our board of directors (the “Board”) voted to cancel our Series B Preferred stock and amend our Article of Incorporation (the “Articles”) to reflect this cancellation.  A copy of the amendment to our Articles is included as Exhibit 11.1.5 to this Form 10-K Report.

On March 6, 2009, we had approximately $162 in cash on hand.  We required significantly more cash to pay our auditors in order to file this Form 10-K Report.  On March 6, 2009, we were able to reach an agreement with Noctua Fund LP whereby Noctua Fund LP agreed to purchase $10,000 in Preferred shares in a class which was to be called our Series C Preferred class of stock.  In order to designate a Series C Preferred class of stock, we sought and received consent from our Series A Preferred stock owners.

On March 19, 2009, pursuant to Article 6.3 of our Articles of Incorporation, our Board voted to designate a Series C class of Preferred stock.

On March 23, 2009, the Secretary of State of the State of Delaware received an amendment to our Articles of Incorporation to designate a Series C class of Preferred stock.  A total of 150 shares of the Series C Preferred stock are to be designated, and in consideration of a $10,000 investment made on March 6, 2009, Noctua Fund LP is to be issued 100 of our Series C Preferred stock once the State of Delaware has accepted our newly amended Articles of Incorporation.  A copy of the designation of the Series C Preferred class of stock is included as Exhibit 11.1.6 to this Form 10-K Report.  It is important that one carefully read the Series C Preferred stock designation and the newly amended Articles as the Series C Preferred stock provides the holder of the Series C Preferred stock with a priority dividend and other certain rights with are superior to other holders of our equity.

Related Party Transactions in the Sale of the Audiostocks.com Business

In the Form 10-Q filed on November 19, 2008, we stated that the managing member of Dao Information Systems, LLC was Luis Leung, the president of Audiostocks, Inc.  We also believe it is important to disclose that there were additional related parties in the Asset Sale Transaction and the transactions that were related to the sale of the AudioStocks Business.

Dao’s managing member and 60% owner is Luis Leung, the president of Audiostocks, Inc.

Dao is 40% owned by Noctua Fund LP.  Mark L. Baum and James B. Panther II are limited partners in Noctua Fund LP, and through Noctua Fund Manager LLC, manage the investments of Noctua Fund LP.

As was previously disclosed in Schedule 13D filings dated December 4, 2006, entities owned or controlled by Mark L. Baum and James B. Panther II, each own and control one-half of BCGU LLC, which directly owns 15,284,479 of our common shares or approximately 66.45% of our common shares.

In addition to his interests in BCGU, Mark L. Baum (i) individually owns 1,846,706 of our common shares, a number equal to just over 8% of our common shares, and (ii) through another affiliated entity, owns an additional 500,000 of our common shares or approximately 2.2% of our common shares.

Mark L. Baum is a licensed attorney in the State of California and through The Baum Law Firm PC, from time-to-time over the past four years, has provided the Company with certain legal services.  Mark L. Baum is the administrative manager of the general partner of Meaux Street

Partners LP, a holder of approximately $25,000 in our debt, incurred by the Company from legal services rendered by Mr. Baum.

In addition to his interest in BCGU’s 15,284,479 common shares, through entities he beneficially owns, James B. Panther II owns and controls approximately 1,776,195 or 7.7 percent of our outstanding common shares.

Current Operations: StockVert.com

Stockvert.com is a vertical search engine in the financial information space. StockVert collects and indexes information from thousands of sources.   The information managed by the platform includes profiles for publicly traded companies and their executives and directors. All information is correlated to allow a richer search experience. The objective of the site is to provide its users with a platform through which they can perform due diligence on companies (and their executives) before investing on them.

The platform also works as a tool through which executives can make their profiles available for recruiters and potential employers.

The revenue model for this platform is similar to that of typical search engines such as Google and Yahoo.  Companies interested in marketing with Stockvert.com would pay for higher rankings and better positioning in search results.

Recent research published by multiple sources indicates that the Online Advertising market is estimated to reach 50 billion dollars by 2011. Currently, the Internet accounts for approximately 20% of overall media consumption in the U.S., but advertisers invest only 7.5% of their budget online.  There is a very good potential for marketplace growth as advertisers bridge this gap. There are also inherent risks related to this marketspace, such as a global advertising market contraction, as well as the risk related to other search engine giants such as Google and Yahoo extending their capabilities into the financial vertical search engine space.

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

Nearly all of our competitors are much better funded and are far better positioned to be effective in the market for the services we wish to sell, especially given our weak intellectual and financial resources.

Employees

We currently have one full time employee, Luis Leung.  Mr. Leung receives no salary.  Mr. Leung presently owns 2,250,617 of our common shares; however, on February 27, 2009, Noctua Fund LP acquired an option to purchase a total of 2,250,617 Company common shares from Luis Leung for $40,000.  This option expires on February 27, 2012.

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

The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations and could likely result in a total loss of your investment. You should carefully consider these factors with respect to your investment in our securities.

RISKS RELATED TO OUR BUSINESS

We have not generated any significant revenues and may never achieve profitability.

We are a development stage company and, to date, have not generated any significant revenues. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We license some of our software from a third party licensor.

We do not own and currently license many parts of the software we use, which we procure from a third party licensor. The use of this software currently provides us with all of our opportunities to realize revenues. In the event we lose the license rights to this software, our business operations will be severely hindered and may result in a loss all revenue streams.

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

We post news clippings from other third party news websites on the StockVert.com website with links to the source site. Most publishers currently encourage this practice.  To the extent that a large majority of news publishers prohibit posting of their stories on our Websites or begin charging royalty fees for such stories, our Website traffic could decrease or our costs could increase, thereby adversely impacting our profitability.

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

Our Board has authorized and issued preferred shares.

Our Board has the authority to issue certain preferred shares with rights, preferences and/or privileges senior to or on parity with the rights of the holders of common stock. The potential consequences to our investors include, but are not limited to, a loss of perceived value of the stock in the market, a loss of voting powers and a loss of future earnings and dividends, if and when dividends are declared.

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

If we grow very rapidly, this will place strains on our management team and other company resources.

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

The market price for our common stock is likely to be highly volatile. We cannot assure you that our common stock will trade at the same levels of other stock in our industry. The following factors will add to our common stock price's volatility:

•	our ability to execute our business plan and significantly grow our business;
•	our ability to further develop and enhance our services and products;
•	our ability to generate a market and recognition for our products and services;
•	increased competition from competitors who offer competing services;
•	our financial condition and results of our operations;
•	actual or anticipated variations in our quarterly operating results;
•	new sales formats or new products or services offered by us, or our competitors;
•	conditions or trends in our industry in general;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures;
•	our capital commitments;
•	additions or departures of our key personnel; and
•	sales of our common stock.

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

Investors may face significant restrictions on the resale of our stock due to state blue sky laws.

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

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

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

Item 2.  Description of Property

Intellectual Property, Proprietary Rights And Domain Names

We own the domain name www.StockVert.com.  It is our intention to purchase additional domain names in the future as the nature of our business, and the products and services we offer, continues to expand. We believe our rental and ownership of these domain names gives us adequate protection over them and we intend to continue to keep them in our possession.

We have no plans to register any trademarks as of the date of this Form 10-K Report. We may pursue other trademarks in the future.

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

Real Property

At present, we do not own any property.  Our executive offices currently consist of shared leased office space located at:  2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011 and our phone number is 760-804-8844.  We are currently re-negotiating our lease terms. We believe there is an adequate supply of suitable office space in surrounding areas on terms acceptable to us.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is currently traded over the counter and is listed on the OTC Bulletin Board under the symbol "AUIO" and began trading in 2008.

Our stock is extremely thinly traded and there is not an active market for our stock.

The ownership of our securities is extremely concentrated, and presently, there is very little market support for our common stock.

The most recent closing bid price for our common stock was on April 9, 2009 at $1.01 per share. The trading price of our common stock may be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which we sell products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to us and our activities.

Holders

As of December 31, 2008 there were approximately 177 record holders of our common stock.

Dividends

We have declared one stock dividend in January 2005 for 99 shares of our common stock to each shareholder of record. We do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities:

During January 2002 to December 2004, the Company issued 51,439 shares of common stock for services valued at $0.001 per share.

During January 2005, the Board approved a 200 to 1 reverse split.  Our financial statements were retroactively restated for the relevant period to reflect this change.

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

During October 2007, the Company issued 609,755 shares of common stock pursuant to a stock exchange agreement valued at $0.22 per share.

During April 2008, the Company issued 80,000 shares of common stock in lieu of wages valued at $.50 per share.

During January 2009, the Company issued 5,497,885 common shares described below:

•	1,812,444 common shares in exchange of 50 of our Series B Preferred stock
•	1,812,444 common shares in exchange of 50 of our Series B Preferred stock
•	1,750,309 common shares in lieu of salary valued at $.75 per share
•	17,398 common shares at $1.00 per share as a part of settlement agreement and for the relief of certain debts owed by the Company
•	73,669 common shares at $1.00 per share as a part of settlement agreement and for the relief of certain debts owed by the Company
•	1,620 common shares at $1.00 per share as a part of settlement agreement and for the relief of certain debts owed by the Company
•	16,667 common shares at $.75 per share as a part of settlement agreement and for the relief of certain debts owed by the Company related to a January 1, 2008 private placement agreement
•	13,334 common shares at $.75 per share as a part of settlement agreement and for the relief of certain debts owed by the Company related to a January 1, 2008 private placement agreement

All of the issuances of securities described above were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.  We made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  There was no general solicitation or general advertising used to market the securities.  We provided each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

Discussion of our Present Liabilities

At the time of the Asset Sale Agreement, the company assigned $418,089 in liabilities (the “Assigned Liabilities”) to Dao Information Systems, Inc. (“Dao”).  These Assigned Liabilities consisted of promissory notes, accounts payable and other accrued liabilities.  Pursuant to the Asset Sale Agreement, these Assigned Liabilities were removed from our balance sheet; however the legal obligation to satisfy some of these debts remains with the Company.

Of the Assigned Liabilities, we have been legally relieved of this entire amount except for (i) approximately $8,500 due to our independent auditor, (ii) approximately $76,000 due in secured convertible promissory notes due to Black Forest International LLC (“BFI”) and (iii) approximately $5,500 in unsecured debt due to BFI.

To be clear … BFI has not legally released the Company from these obligations and although Dao has promised to pay these BFI obligations, because of the poor and limited credit history of Dao, we may ultimately be made to pay these BFI obligations, some of which are discussed below.

As previously disclosed with the SEC in our Form 10-Q filed on May 15, 2008, on March 17, 2008, we issued an 8% convertible promissory note to BFI for $7,500 which was received by the Company in cash from BFI.  We were in default on this note and pursuant to the Asset Sale Agreement the obligation to satisfy this note was assigned to Dao.

As previously disclosed with the SEC in our Form 10-Q filed on May 15, 2008, on June 1, 2008, we issued an 8% convertible promissory note to BFI for $19,000 which was received by the Company in cash from BFI.  We were in default on this note and pursuant to the Asset Sale Agreement the obligation to satisfy this note has been assigned to Dao.

Both of the above convertible promissory notes, along with another secured convertible promissory note we issued to BFI in the amount of $50,000 (disclosed in our Form 10-KSB for the period ended December 31, 2007 and in Note 3 of this Form 10-K Report) and a smaller approximately $5,500 unsecured obligation owed to BFI: (i) are presently held by Noctua Fund LP and (iii) are therefore, due, owing and payable to Noctua Fund LP.

All of the obligations owed to BFI are in default.

On January 1, 2008, the Company entered into a private offering with certain investors for the purchase of Convertible Debentures and associated Series A Warrants.  The Warrants were exercisable at the date of issuance, have an exercise price of $0.90 per share and a two (2) year term. During January 2008, 10% Convertible Debentures were issued for a total of $22,500, in exchange of cash as part of this transaction.  The Convertible Debentures were due and payable one year from their issuance and are convertible into common stock at the price of $0.75 per share.  In January of this year, we negotiated an agreement with the holders of the 10% Convertible Debentures and issued them a total of 30,001 common shares in exchange for the 10% Convertible Debentures.  None of the Convertible Debentures and Series A Warrants are outstanding.

On July 1, 2008, we consolidated all obligations due and owing to The Baum Law Firm PC and Mark L. Baum, Esq., for legal services rendered to the Company over the past four years, and issued to Meaux Street Partners LP a 10% promissory note for $25,000.  This 10% promissory note to Meaux Street Partners LP remains due, payable and outstanding.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this Form 10-K Report.  This Form 10-K Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this Form 10-K Report.

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

Plan of Operation

Stockvert.com is a vertical search engine in the financial information space. It collects and indexes information from thousands of sources.   The information managed by the platform includes profiles for publicly traded companies and their executives and directors. All information is correlated to allow a richer search experience. The objective of the site is to provide its users with a platform through which they can perform due diligence on companies (and their executives) before investing on them.

The platform also works as a tool through which executives can make their profiles available for recruiters and potential employers.

The revenue model for this platform is similar to that of typical search engines such as Google and Yahoo.  Companies interested in marketing with Stockvert.com would pay for higher rankings and better positioning in search results.

Recent research published by multiple sources indicates that the Online Advertising market is estimated to reach 50 billion dollars by 2011. Currently, the Internet accounts for approximately 20% of overall media consumption in the U.S., but advertisers invest only 7.5% of their budget online.  There is a very good potential for marketplace growth as advertisers bridge this gap. There are also inherent risks related to this marketspace, such as a global advertising market contraction, as well as the risk related to other search engine giants such as Google and Yahoo extending their capabilities into the financial vertical search engine space.

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

Nearly all of our competitors are much better funded and are far better positioned to be effective in the market for the services we wish to sell, especially given our weak intellectual and financial resources.

Liquidity and Capital Resources

At December 31, 2008, we had $4,389 cash on hand as compared to $27,181 on hand at December 31, 2007.  For both years ended December 31, 2008 and 2007 the company produced $0 of cash inflow from operating activities.  During the year ended December 31, 2008 the company had cash inflows of $135,893 due to revenue from discontinued operations as compared to $426,950 produced during the year ended December 31, 2007.
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

Inflation

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ending December 31, 2008.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The history of losses and the inability for the Company to produce substantial cash flow has raised doubt about our ability to continue as a going concern.

Expenses

Our total expenses from continuing operations for the year ending December 31, 2008 were $1,283,827 as compared to $5,869 for the year ending December 31, 2007. Total expenses for discontinued operations for the year ending December 31, 2008 were $1,363,189 as compared to $3,574,189 for the year ending December 31, 2007.  General and administrative expenses for the year ending December 31, 2008 totaled $18,921 as compared to $0 for the year ending December 31, 2007.  Professional consulting fees for continuing operations for the year ended December 31 2008 amounted to $3,650 as compared to $0 for the year ending December 31, 2007.  .

Results of Operations for the Year Ended December 31, 2008.

We had no revenues from continuing operations for both years ended December 31, 2008 and 2007.  We had $909,368 in total revenues from discontinued operations for the year ended December 31, 2008 as compared to $3,587,802 in total revenues from discontinued operations for the year ended December 31, 2007. Total operating expenses for the year ended December 31, 2008 amounted to $1,283,827 as compared to total operating expenses for the year ended December 31, 2007 of $5,869. Losses from discontinued operations totaled $3,095,042 for the year ended December 31, 2008 and $13,613 for the year ended December 31, 2007.  Total loss for the year ended December 31, 2008 was $4,423,626 as compared to total income for the year ended December 31, 2007 of $3,661.

Item 7.  Financial Statements

AUDIOSTOCKS, INC.

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations and Comprehensive Income for the years ended December 31, 2008 and 2007

Statements of Stockholders Equity (Deficit) for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AudioStocks, Inc.

We have audited the accompanying balance sheets of AudioStocks, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AudioStocks, Inc. at December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm, Bierwolf, Nilson & Morrill
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
April 7, 2009

AUDIOSTOCKS, INC
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash	$ 4,389	27,181
Accounts Receivable	-	-
Total current assets	4,389	27,181

Fixed Assets
Property, Plant and Equipment	213,969	202,782
Less: Accumulated Depreciation	(48,403)	(5,869)
Total Fixed Assets	165,566	196,913

Other Assets
Securities Available for Sale	-	211,194
Deposits	-	3,296
Employee Receivable	-	22,095
Deferred Expenses	-	267,447
Total Other Assets	-	504,032

TOTAL ASSETS	$ 169,955	728,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Licensing Fees Payable - Related Party	$ -	267,362
Deferred Revenues	-	407,543
Due to/from Related Party	7,457	-
Shareholder Loan	-	15,000
Accounts Payable and Accrued Liabilities	2,085	109,675
Convertible Debentures - Short Term	50,000	50,000
Stock To Be Issued	-	40,000
Taxes Payable	14,744	14,744
Accrued Interest	2,500	2,000
Total current liabilities	76,786	906,324

Long Term Liabilities
Convertible Debentures	-	25,000
Total Long Term Liabilities	-	25,000

TOTAL LIABILITIES	76,786	931,324

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value
4,000,100 and 0 issued and outstanding
at December 31, 2008 and 2007, respectively	4,000	-
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 19,376,087 and 17,423,090
shares at December 31, 2008 and 2007 respectively	19,376	17,423
Additional Paid in Capital	4,512,365	13,563
Accumlated Deficit	(4,442,572)	(18,945)
Accumulated Other Comprehensive Income	-	(215,239)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	93,169	(203,198)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 169,955	728,125

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the years ended
	December 31,	December 31,
	2008	2007
Revenues
Net revenues	$ -	$ -
Total revenues	-	-

Expenses
General and administrative	18,921	-
Stock based compensation	1,218,722
Professional fees	3,650	-
Depreciation, depletion, and amortization	42,534	5,869
Total operating expenses	1,283,827	5,869

Other Income (Expense)
Other Income	-	-
Interest income	30	169
Interest expense	(44,787)	(2,008)
Total Other Income (Expense)	(44,757)	(1,839)

Loss from Continuing Operations	(1,328,584)	(7,708)

Discontinued Operations
Gain on sale of Audiostocks.com division	(2,641,226)	-
Loss from discontinued Audiostocks.com division	(453,816)	13,613

Income (Loss) from Discontinued Audiostocks.com Operations	(3,095,042)	13,613

Income (Loss) Before Income Taxes	(4,423,626)	5,905

Provision for Income Taxes	-	2,244

Net Income (Loss)	$ (4,423,626)	$ 3,661

Income (Loss) per common share:
Net income (loss) from continued operations	(0.07)	(0.00)
Net income (loss) from discontinued operations	(0.18)	0.00
Net income (loss) per common share	$ (0.25)	0.00

Income (Loss) per common share - diluted:
Net income (loss) from continued operations	(0.07)	(0.00)
Net income (loss) from discontinued operations	(0.18)	0.00
Net income (loss) per common share - diluted	$ (0.25)	0.00

Weighted average common and common equivalent shares outstanding
Basic	17,950,291	17,127,449
Diluted	17,950,291	17,377,449

Net Income(Loss)	$ (4,423,626)	$ 3,661
Other Comprehensive Income
Securities Available for Sale-
fair value adjustments	215,239	92,150

Comprehensive Income/Loss	$ (4,208,387)	$ 95,811

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC
STATEMENTS OF STOCKHOLDERS'' EQUITY (DEFICIT)
From December 31, 2006 through December 31, 2008

							Other	Total
Preferred Stock			Common Stock		Additional	Retained	Comprehensive
		Par		Par	Paid-in	Earnings	Income
	Shares	Value	Shares	Value	Capital	and (Deficit)
Balance at December 31, 2006	-	$ -	17,216,308	$17,216	$ -	$ 1,593	$ (307,389)	$ (288,580)
Cancellation of 24,281 shares			(24,281)	(24)	24			-
Buyback and Cancellation of 800,000 shares			(800,000)	(800)		(24,200)		(25,000)
Issuance of common stock as compensation
valued at $0.001 per share			420,308	420				420
Issuance of common stock in exchange of cash
valued at $0.75 per share			1,000	1	749			750
Issuance of common stock as a share exchange			609,755	610	12,789			13,399
agreement valued at $0.22 per share
Net Income						3,661		3,661
Fair Value Adjustments of Marketable Securities							92,150	92,150
Balance at December 31, 2007	-	$ -	17,423,090	$17,423	$ 13,563	$ (18,945)	$ (215,239)	$ (203,199)
Issuance of warrants					11,070			11,070
Beneficial conversion factor related to the
issuance of convertible debt					36,834			36,834
Issuance of common stock as compensation
valued at $0.50 per share			80,000	80	39,920			40,000
Cancellation of warrants					(11,070)			(11,070)
Issuance of preferred stock series A as part of
consideration of licensing consent agreement	4,000,000	4,000			2,996,000			3,000,000
Issuance of preferred stock series B as part of
consideration of licensing consent agreement	100	-			-			-
Issuance of common shares as settlement
of debt			1,872,997	1,873	1,426,048			1,427,921
Net (Loss)						(4,423,626)		(4,423,426)
Fair Value Adjustments of Marketable Securities							215,239	215,239
Balance at December 31, 2008	4,000,100	$4,000	19,376,087	$19,376	$4,512,365	$(4,442,572)	$ -	$ 93,169

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income(Loss)	$ (4,423,626)	$ 3,661

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:

Stock issued as settlement of debt	1,405,421	420
Preferred stock issued for licensing consent agreement	3,000,000	-
Depreciation	42,534	5,869
Amortization of discount on notes	36,834	-
Assignment of convertible note	(76,500)
Convertible Note issued for services and debt settlement	25,000	-

Changes in Assets and Liabilities, net of sale of division
Accounts Receivable	-	4,280
Securities Available for Sale	191,329	51,712
Market adjustment of Securities Available for Sale
received as compensation	1,092,116	(677,790)
Deferred Expenses	267,447	(60,702)
Deposits	3,296	(3,296)
Employee Receivable	22,095	(22,095)
Licensing Fees Payable	(267,362)	(12,749)
Market adjustments of Licensing Fees Payable in the form
of securities available for sale	(728,702)	621,765
Deferred Revenues	(407,543)	37,673
Accounts Payable and Accrued Liabilities	(99,634)	78,471
Market adjustments of Payables in the form of
securities available for sale	(148,175)	148,175
Taxes Payable	-	2,244

NET CASH USED IN OPERATING ACTIVITIES	(65,470)	177,638

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Securities Available for Sale	19,865	-
Additions to Securities Available for Sale	-	(13,333)
Additions to Fixed Assets	(11,188)	(202,782)
NET CASH FROM INVESTING ACTIVITIES	8,678	(216,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and cancellation of treasury stock	-	(25,000)
Proceeds from the issuance of stock	-	750
Proceeds from Convertible Debentures	49,000	75,000
Payment of Shareholder Loans	(15,000)
Proceeds from Shareholder Loans	-	14,900
NET CASH FROM FINANCING ACTIVITIES	34,000	65,650

NET CHANGE IN CASH	(22,792)	27,174

CASH BALANCES
Beginning of period	27,181	6

End of period	$ 4,389	$ 27,181

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 1,029	$ 8
Income taxes paid

NON-CASH ACTIVITIES:
Stock issued in exchange of stock investment	-	13,999
Debt converted into common stock	1,467,921	420
Preferred stock issued as licensing consent agreement	3,000,000
Assignment of Convertible Debentures	76,500
Assignment of Payables and Accrued Liabilities	341,589
Assignment of Receivables and securities available for sale	59,315

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1.	SUMMARY OF ACCOUNTING POLICIES

a.  Organization

Audiostocks, Inc. (the Company) was incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc.. On January 13, 2005, the Company changed its name to Audiostocks, Inc.

Prior to September 30th, 2008 the Company’s primary business operations were focused around Audiostocks.com, a financial media and technology business for publicly traded small and micro capitalization companies, providing the latest fact-based information to current and prospective shareholders. Audiostocks.com content is available online to individuals, financial professionals, investment research professionals and portfolio managers.   All readers of Audiostocks content receive Audiostocks content because they have filled out a user request form and have requested to receive Audiostocks content.  Audiostocks.com does not offer investment advice, nor is Audiostocks.com a broker or dealer in securities.  All information posted on the Audistocks.com website is provided by the client companies or is originated by Audiostocks.com in direct cooperation with a client company and approved by the client company before posting. The results from operations of the Audiostocks.com business division have been restated in the financial statements as discontinued operations.

In the third calendar quarter of 2008, we concluded that the Audiostocks.com business was underperforming and that our efforts would be better focused on adopting a new strategy – to develop our StockVert.com business and to aggressively seek business candidates to acquire or merge with.

Stockvert.com is a vertical search engine in the financial information space. It collects and indexes information from thousands of sources.  The information managed by the platform includes profiles for publicly traded companies and their executives and directors. All information is correlated to allow a richer search experience.  The objective of the site is to provide its users with a platform through which they can perform due diligence on companies (and their executives) before investing on them.

The platform also works as a tool through which executives can make their profiles available for recruiters and potential employers.

The revenue model for this platform is similar to that of typical search engines such as Google and Yahoo.  Companies interested in marketing with Stockvert.com would pay for higher rankings and better positioning in search results.

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

d. Licensing Expense and Licensing Fees Payable – Related Party

All software and intellectual property previously used by Audiostocks, Inc belonged to BCGU, LLC a related party. A Licensing Agreement between the Company and BCGU, LLC was executed in consideration for the use of Licensor’s software used by the Audiostocks, Inc.  The Licensing Expense consists of 59.5% of contract revenues, with rare exceptions. These Licensing Expenses are pursuant to the Company’s Licensing Agreement with BCGU, LLC and exceptions are documented through a contract addendum. Whenever the contract is paid with restricted stock, the Licensing Expense is booked using the stock’s fair market value. Payment of the licensing fees are made in the form of restricted stock and therefore mark to market adjustments are necessary related to the expense and the associated liabilities as well.  Licensing Expenses were deferred to reflect the length of the contract using the same criteria described in the Revenues section, above.  Operations related to this expense were discontinued during the year ended December 31, 2008, as part of the asset sale agreement.  As part of the Asset Sale Agreement, BCGU, LLC signed a licensing consent agreement and received 4 million shares of Preferred stock valued at $3,000,000 (see note 4 for further disclosure).

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

As of December 31, 2008, the company owned $0 in form of Restricted Stock and $211,294 as of December 31, 2007, based upon the fair value of the marketable securities, all of which was received in consideration for services rendered by the Company.

The balance of $0 in Securities Available for sale on the Balance Sheet reflects a $0 mark to market adjustment. Without such adjustment, the ending balance in Securities Available for Sale would have been $0.

Changes in value of restricted securities are accounted for in other comprehensive income, without impacting the income statement, until the securities are disposed of. Upon disposal, the changes accumulated in other comprehensive income are to be recognized in income.

Marketable securities classified as available for sale consisted of the following as of December 31, 2008:

Marketable Securities	Cost	Accumulated Unrealized Gain/Loss	Gain (Loss) on Sale of Securities	Market Value
Balance as of 12/31/2007	$ 1,961,935	$ (1,092,116)	$ (658,625)	$ 211,194
Market Adjustments 12/31/08	-	(431,330)	-	(431,330)
Minus Securities Sold	875,676	(1,613,384)	-	(737,708)
Gain(Loss) on Sale of Securities			(164,476)	(164,476)
Securities Purchased	-	-	-	-
Securities Received	449,325	(426,109)	-	23,216
Minus Payments in Form of Securities	712,483	(336,171)	-	376,312
Positions as of 12/31/08	$ 823,101	$ -	$ (823,101)	$ -

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

	2008	2007
Property Plant and Equipment, net:
Computer Software and Hardware	180,726	174,508
Furniture and Equipment	30,735	20,105
Building and Improvements	2,508	2,508
Work in Progress	-	5,661
	213,969	202,782
Accumulated Depreciation	(48,403)	(5,869)
	$ 165,566	$ 196,913

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

There are two convertible securities in the Company’s books as of December 31, 2008 and 2007.
For the year ended December 31, 2007 the stock equivalents for these convertible securities is 250,000 shares.  The common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations in 2008 because such inclusion would be anti-dilutive.

	2008	2007
Numerator - Loss	$(4,423,626)	$ 3,661

Denominator
Denominator - weighted average number of shares outstanding	17,950,291	17,127,449
Dilutive stock options and warrants - treasury stock method	-	250,000
Denominator for diluted earnings per share - weighted average shares	17,950,291	17,377,449

Net income per common share
Basic	$ (0.25)	$ 0.00
Diluted	$ (0.25)	$ 0.00

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

We account for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) is an interpretation of SFAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.  FIN 48 requires a company to determine whether it is more likely than not that the tax position will be sustained, will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

The components of income tax expense are as follows:

	2008	2007
Federal taxes	-	1,771
State taxes	-	473
Benefit of utilization of operating loss carryforward	44,467	-
Change in Valuation Allowance	(44,467)	-
Income Tax Expense	-	2,244

As of December 31, 2008 we had a NOL carryforward of $130,784.

Deferred tax assets and the valuation account are as follows at December 31, 2008 and 2007:

	2008	2007
NOL Carryforward	44,467	-
Valuation Allowance	(44,467)	-
Net deferred tax assets	-	-

k.  Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

In March 2008, the FSAB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. We do not anticipate a material impact upon adoption.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  We do not anticipate a material impact upon adoption.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We do not anticipate a material impact upon adoption.

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

l.  Financial Instruments

The Company has adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, delays, for one year, the effective date of SFAS No. 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements on at least an annual basis.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
•	Level 3 - Unobservable inputs based on the Company’s assumptions.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of SFAS No. 157 did not result in any changes to the accounting for its financial assets and liabilities.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2008 and  2007.

m.  Commitments

The Company does not have any rental commitments or operating leases.

At the time of the Asset Sale Agreement (see Note 4), the company assigned $418,089 in liabilities to Dao Information Systems, Inc.  These liabilities consisted of promissory notes, accounts payable and other accrued liabilities.  Pursuant to the asset sale these liabilities were removed from our balance sheet, however the legal obligation to satisfy these debts remained with the company.

n.  Convertible Notes

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable,” we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  Since the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

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

o. Investments

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

p. Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of December 31, 2008, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

q. Deferred Costs

Deferred fees are intangible assets that are accounted for under SFAS 142.  These deferred fees are the deferral of the expenses in order to reflect the length of contracts. The deferral criterion is described in the Revenues section, above.

r. Concentration of Risk

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

On July 1, 2007 a $50,000 8% Convertible Debenture was issued in exchange of cash to a related party.  The note and accrued interest is due and payable at the option of the holder: (i) on January 1, 2008; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  This convertible debenture was assigned to a related party on September 30, 2008 as part of an asset sale (see Note 4 for further disclosure related to the transaction).

On July 1, 2007 a $25,000 0% Convertible Debenture was issued in exchange of cash, which was used to purchase and retire shares from a shareholder.  This note was amended on July 1, 2008, to reflect a 10% interest rate and maturity date of December 31, 2008.  The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.

On March 17, 2008 a $7,500 8% Convertible Debenture was issued in exchange of cash to a related party.  The note and accrued interest is due and payable at the option of the holder: (i) on September 17, 2008; or (ii) upon the successful completion of Audiostocks, Inc corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $7,500 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $7,500 was amortized over the life of the note. This convertible debenture was assigned to a related party on September 30, 2008 as part of an asset sale (see Note 4 for further disclosure related to the transaction).

On June 1, 2008 a $19,000 8% Convertible Debenture was issued in exchange of cash to a related party.  The note and accrued interest is due and payable at the option of the holder: (i) on December 1, 2008; or (ii) upon the successful completion of Audiostocks, Inc. corporate financing exceeding three hundred thousand dollars.  The note is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $12,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $12,667 was amortized over the life of the note.  This convertible debenture was assigned to a related party on September 30, 2008 as part of an asset sale (see Note 4 for further disclosure related to the transaction).

On July 1, 2008, we consolidated all obligations due and owing to The Baum Law Firm PC and Mark L. Baum, Esq.,a related party, for legal services rendered to the Company, and issued to Meaux Street Partners LP, a related party, a 10% promissory note for $25,000. The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $16,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $16,667 is being amortized over the life of the note.  For full disclosure of related party transactions please see Note 10.

NOTE 4.                                                                  ASSET SALE, ASSIGNMENT OF DEBT AND DISCONTNUED OPERATIONS – RELATED PARTY TRANSACTION

On September 30, 2008 the Company entered into an asset sale agreement (the “Asset Sale Agreement”) with a related party, Dao Information Systems, Inc (the “Buyer”). The Buyer purchased all assets associated with the Company’s Audiostocks.com business division (the “AudioStocks Business”) which includes the existing licensing rights and all interests associated with the Audiostocks Business and related software. As consideration for the sale of AudioStocks Business, the Company assigned certain liabilities, receivables and securities available for sale associated with the AudioStocks Business to the buyer and recorded a loss on the sale of assets of $2,641,226.   This loss consisted of liabilities assigned to the Buyer in the amount of $418,089, assets valued at $59,315 and the issuance of preferred stock valued at $3,000,000 to the license holder BCGU, LLC for the transfer of the license agreement to the Buyer.  The Company also agreed to sell its rights to the proceeds from the eventual sale of certain shares of stock held by the Company related to the AudioStocks Business division (the “AudioStocks Shares”).  Pursuant to the terms of the Asset Sale Agreement, the proceeds from the eventual sale of the AudioStocks Shares will be used by the Buyer to pay down the liabilities that were assigned to the Buyer in the Asset Sale Agreement.

The sale of the Audiostocks Business will impact future cash flows, as the company will no longer rely on any cash inflows from that business division.  Management’s plan to generate future cash flow will come from raising additional capital through equity or debt instruments and relying on revenues generated from the StockVert.com business division.  The ongoing development of StockVert.com is our primary opportunity for cash flow and profits.  There are no significant past, present or expected upcoming cash uses as a result of the sale of the Audiostocks Business.

The Company has Accounts Payable to Related Parties consisting of monies borrowed during the year of 2008 to the Company from Dao Information Systems, Inc. in the amount of $14,833.  The Company has made $7,376 in payments to or on behalf of Dao Information Systems, Inc. related to the monies borrowed for the years ended December 31, 2008.  At December 31, 2008 $7,457 was due to Dao Information Systems, Inc.  Dao Information Systems, Inc is 100% owned by Dao Information Systems, LLC of which the managing member is Luis Leung, Mr. Leung is our President.

The accompanying pro-forma balance sheet and statement of operations for the year ended December 31, 2008 and 2007 presents the results of the Company excluding the operations of its Audiostocks.com business division, as if such operations had been disposed of at the beginning of the period.

Pro-forma information is not necessarily indicative of what the financial condition of Audiostocks, Inc would have been had the sale of the Audiostocks.com business division had been completed on the date assumed, nor is such information necessarily indicative of the future financial condition or results of operations of Audiostocks, Inc.

The following pro-forma condensed balance sheet has been prepared assuming the sale took place as of January 1, 2007.

AUDIOSTOCKS, INC
CONDENSED PRO-FORMA BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash	$ 4,389	$ 27,181
Total current assets	4,389	27,181

Fixed Assets
Property, Plant and Equipment	213,969	202,782
Less: Accumulated Depreciation	(48,403)	(5,869)
Total Fixed Assets	165,566	196,913

Other Assets
Securities Available for Sale	-	19,865
Deposits	-	3,296
Employee Receivable	-	22,095
Total Other Assets	-	45,256

TOTAL ASSETS	$ 169,955	$ 269,350

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts Payable and Accrued Liabilities	$ 12,042	$ 166,675
Convertible Debentures - Short Term	50,000	50,000
Total Current Liabilities	62,042	216,675

Long Term Liabilities
Convertible Debentures	-	25,000
Total Long Term Liabilities	-	25,000

TOTAL LIABILITIES	62,042	241,675

TOTAL STOCKHOLDERS' EQUITY	107,913	12,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 169,955	$ 269,350

The following pro-forma condensed statement of operations represents the approximate pro-forma effect assuming the sale of the business division had occurred on January 1, 2007.

AUDIOSTOCKS, INC
CONDENSED PRO-FORMA STATEMENTS OF OPERATIONS

	For the years ended
	December 31,	December 31,
	2008	2007
Revenues
Operating expenses	$ 1,283,827	$ 13,869
Other Income (Expense)	(44,757)	(1,839)

Net loss	(1,328,584)	(15,708)

Weighted average shares outstanding	17,950,291	17,127,449

Loss per share, as reported	$ (0.07)	$ (0.00)

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

On September 30, 2008 the Company cancelled the convertible debentures and warrants related to the PPM and agreed to the issuance of 30,001 shares of common stock pursuant to a settlement with the PPM investors.

NOTE 6.                      COMMON STOCK

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

During April of 2008, the company issued 80,000 shares of common stock as a result of a conversion of officer compensation to common stock valued at $0.50 per share.

During September 2008, the Company agreed to the issuance of 92,687 shares of common stock as settlement of certain debts for services provided valued at $92,687.

During September 2008, the Company agreed to the issuance of 30,001 shares of common stock pursuant to a settlement of certain convertible promissory notes issued to two separate noteholders valued at a total of $22,500. As part of the conversion, outstanding warrants to purchase up 30,001 shares were cancelled.

During September 2008, the Company agreed to the issuance of 1,750,309 shares of common stock as a conversion of accrued officer salary of $94,010 and additional stock based compensation expense of $1,218,722.

NOTE 7.      PREFERRED STOCK

During November of 2008, the Company issued 4,000,000 shares of Series A Preferred stock as part of a licensing consent agreement valued at $0.75 a share.

During November of 2008, the Company issued 100 shares of Series B Preferred stock as part of a licensing consent agreement.

NOTE 8.      CAPITAL STRUCTURE

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

Common stock, $0.001 par value; 50,000,000 shares authorized: 19,376,087 shares issued and outstanding.

Preferred stock, $0.001 par value; 5,000,000 shares authorized, 4,000,100 shares issued and outstanding.

The Preferred Series A shares (“Series A”) provide the holder of the same with certain voting rights, among other rights, that may equal, when cast, a majority of the votes which could be cast at a meeting of the Company’s shareholders.  The Series A holders have such number of votes as is determined by multiplying (a) the number of shares of Series A held by such holder, (b) the number of issued and outstanding shares of the Company’s Series A and common stock on a fully diluted basis as at the record date for the vote and (c) .0000002.  Series A have no express dividend right, and are convertible into common shares at a ratio of 1:1.

The Preferred Series B shares provide the holder with a significant dividend right (59.5% of gross revenues), among other rights, which in the case of the issuance related to the execution of the First Amended License Consent Agreement, was designed to equal the percentage due to BCGU from revenues the Company generated from assets BCGU had licensed to the Company and which were being assigned to Dao Information Systems, Inc. under the First Amended License Consent Agreement.  These shares carry no voting rights and are not convertible into common shares.

NOTE 9.     ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123R where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123R the fair value of a stock option granted is estimated using an option-pricing model. As of December 31, 2008 and 2007  no stock options were outstanding.

NOTE 10.   RELATED PARTY TRANSACTIONS

See Note 4 and this Form 10-K Report for related party disclosures throughout.

The Company has a liability to Related Parties consisting of Convertible Debentures issued Meaux Street Partners, LP in the amount of $25,000 and $0 for the years ended December 31, 2008 and 2007 respectively.  Mark Baum, our attorney and a significant shareholder, is the administrative manager of the general partner of Meaux Street Partners, LP.  During the year end December 31, 2008 and 2007, no payments were made to Meaux Street Partners, LP or to Mark L. Baum.

At December 31, 2007, the Company had Accounts Payable to Related Parties consisting of monies borrowed to the Company from Luis Leung in the amount of $15,000, no payments were made during the year ended December 31, 2007 to satisfy this accounts payable balance.  During the year ended December 31, 2008 the company was loaned an additional $26,241 from Mr. Leung that was used to pay for miscellaneous operating expenses.  During the year ended December 31, 2008 the Company paid a total of $22,736 to Mr. Leung to satisfy a portion of these debts, the remaining amount due to Mr. Leung, $18,505, was assigned to a related party as a result of the asset sale agreement (see Note 4 for further disclosure).  At December 31, 2008 no Accounts Payable were due to Mr. Leung.  Mr. Leung is our President.

The Company has Accounts Payable to Related Parties consisting of licensing fees payable to BCGU, LLC in the amount of $0 and $267,362 as at December 31, 2008 and 2007 respectively.  During the years ended December 31, 2008 and 2007 the Company made payments in the form of available for sale securities and cash to BCGU, LLC in the amount of $5,130 and $639,593 respectively.  As a result of the asset sale agreement (see Note 4 for further disclosure), these payables have been assigned to another related party and 4,000,000 million shares of Series A preferred stock valued at $3,000,000 was issued to BCGU along with 100 shares of Series B Preferred stock.  The software platform previously used by the Company is licensed from BCGU, LLC and BCGU, LLC is the majority shareholder in the Company.

As a result of a cash investment, the Company had a liability to Related Parties consisting of Convertible Debentures issued to Black Forest International, LLC (“BFI”) in the amount of $0 and $50,000 as at December 31, 2008 and 2007 respectively.  During the years ended December 31, 2008 and 2007 the Company made no payments to BFI.  As a result of the asset sale agreement (see Note 4 for further disclosure), these notes have been assigned to another related party.  We remain legally indebted to BFI, and its assignee, Noctua Fund LP, for the notes.  The notes are in default.  BFI is managed by BCGU, LLC.  The software platform previously used by the Company is licensed from BCGU, LLC and BCGU, LLC is the majority shareholder in the Company.

During the year ended December 31, 2008 the Company entered into an asset sale agreement with a related party, Dao Information Systems, Inc (“Dao”). Dao purchased all assets associated with the Company’s Audiostocks.com business division which includes the existing licensing rights and all interests associated with the Audiostocks.com business and related software. As consideration for the sale of AudioStocks.com business, the Company assigned liabilities to Dao in the amount of $418,089 and assets valued at $59,315.  See Note 4 for further disclosure regarding this transaction.  The Company has Accounts Payable to Dao consisting of monies borrowed during the year of 2008 to the Company from Dao in the amount of $14,833.  The Company has made $7,376 in payments to or on behalf of Dao related to the monies borrowed for the years ended December 31, 2008.  At December 31, 2008 $7,457 was due to Dao Information Systems, Inc.  Dao Information Systems, Inc is 100% owned by Dao Information Systems, LLC of which the managing member is Luis Leung, Mr. Leung is our President.

NOTE 11.   SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2008.

On January 15, 2009, BCGU, the holder of our Series B Preferred stock, agreed to exchange it’s Series B Preferred stock for 3,624,888 of our common shares.

On February 27, 2009, Noctua Fund LP acquired an option to purchase a total of 2,250,617 Company common shares from Luis Leung, president, for $40,000.  This option expires on February 27, 2012.

As a result of the January 15, 2009 transaction with BCGU involving the exchange of our Series B Preferred stock for common stock, and due to a provision in the designation of our Series B Preferred stock, on March 19, 2009, our board of directors (the “Board”) voted to cancel our Series B Preferred stock and amend our Article of Incorporation (the “Articles”) to reflect this cancellation.  A copy of the amendment to our Articles is included as Exhibit 11.1.5 to this Form 10-K Report.

On March 6, 2009, we had approximately $162 in cash on hand.  We required significantly more cash to pay our auditors in order to file this Form 10-K Report.  On March 6, 2009, we were able to reach an agreement with Noctua Fund LP whereby Noctua Fund LP agreed to purchase $10,000 in Preferred shares in a class which was to be called our Series C Preferred class of stock.  In order to designate a Series C Preferred class of stock, we sought and received consent from our Series A Preferred stock owners.

On March 19, 2009, pursuant to Article 6.3 of our Articles of Incorporation, our Board voted to designate a Series C class of Preferred stock.

On March 23, 2009, the Secretary of State of the State of Delaware received an amendment to our Articles of Incorporation to designate a Series C class of Preferred stock.  A total of 150 shares of the Series C Preferred stock are to be designated, and in consideration of a $10,000 investment made on March 6, 2009, Noctua Fund LP is to be issued 100 of our Series C Preferred stock once the State of Delaware has accepted our newly amended Articles of Incorporation.  A copy of the designation of the Series C Preferred class of stock is included as Exhibit 11.1.6 to this Form 10-K Report.  It is important that one carefully read the Series C Preferred stock designation and the newly amended Articles as the Series C Preferred stock provides the holder of the Series C Preferred stock with a priority dividend and other certain rights with are superior to other holders of our equity.   As of the date of this Report, the Series C Preferred stock has not been recorded and our Articles do not reflect the addition of these shares to our capital.

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

Item 8A(T).  Management’s Report on Internal Control Over Financial Reporting.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the COSO criteria, with the exception of the following:

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

During the year ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Officer and Director

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

Code of Ethics

Effective February 10, 2006, our Board adopted the Audiostocks, Inc. Code of Business Conduct and Ethics (see Exhibit 11.1.7 to this Form 10-K Report).  The Board believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at:  2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

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

Item 10. Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and to all other executive officers for services rendered, and to be rendered, for 2008.

	Annual Compensation				Long-Term Compensation
Common
Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compensation
Name and Position	Year	Salary	Bonus	Compensation	Awards	(# Shares)

Luis Leung (1)	2008	$103,511	-0-	-0-	1,218,722	-0-	-0-
President, Chief
Executive Officer, Chief	2007	$120,000	-0-	-0-	420,308	-0-	-0-
Financial Officer and
Secretary

(1)           Mr. Luis Leung was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary on December 20, 2006.  On October 1, 2008, Mr. Leung agreed to settle any and all amounts due and owing to him for a one-time payment of cash.  Additionally, on February 27, 2009, Mr. Leung, for consideration, agreed to provide Noctua Fund LP with a four year option to purchase all of his shares in the Company for $40,000.

Aggregated Option Exercise In Last Fiscal Year And Fiscal Year End Option Values

Our executive officers were not issued any options which could have been exercised during the fiscal year ended December 31, 2008.

Directors' Compensation

All directors receive reimbursement for reasonable out-of-pocket expenses in attending Board meetings and for promoting our business.  From time to time we may engage certain members of the Board to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Compensation Committee

We have not formed an independent compensation committee.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 23,000,975 issued and outstanding shares of our common stock as of the date of this Report by the following persons:

Each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
Each of our Directors and executive Officers; and
All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

BCGU LLC *	15,284,479	66.45%
Mark L. Baum **	2,346,706	10.2%
Luis Leung +	2,250,617	9.78%
James B. Panther II ***	1,776,195	7.72%

Total	21,657,997	94.15%

*The address for BCGU is 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011.  BCGU LLC is owned equally by entities controlled by TBLF, LLC and Devkom International, LLC.  TBLF, LLC is owned and controlled by Mark L. Baum and Devkom International, LLC is owned and controlled by James B. Panther, II and another minority individual owner.
**The address for Mark L. Baum is 1302 Waugh Drive, Suite 618, Houston, Texas 77019.  This excludes Mr. Baum’s beneficial ownership of shares owned by BCGU, LLC.
*** These shares are held in the name of Devkom International, LLC, which is in part beneficially owned by James B. Panther II.  Devkom International LLC’s address is 2785 Pacific Coast Hwy. Suite 105, Torrance, California 90505.  This ownership interest excludes beneficial ownership of shares owned by BCGU, LLC.
+ The address for Luis Leung is 15818 Sweetrose Place, Houston, Texas  77095.

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

Item 12. Certain Relationships and Related Transactions.

In our Form 10-Q filed on November 19, 2008, we stated that the managing member of Dao Information Systems, LLC was Luis Leung, the president of Audiostocks, Inc.  We also believe it is important to disclose that there were additional related parties in the Asset Sale Transaction and the transactions that were related to the sale of the AudioStocks Business.

Dao’s managing member and 60% owner is Luis Leung, the president of Audiostocks, Inc.

Dao is 40% owned by Noctua Fund LP.  Mark L. Baum and James B. Panther II are limited partners in Noctua Fund LP, and through Noctua Fund Manager LLC, manage the investments of Noctua Fund LP.

As was previously disclosed in Schedule 13D filings dated December 4, 2006, entities owned and controlled by Mark L. Baum and James B. Panther II each own and control 50% of BCGU LLC, which directly owns 15,284,479 of our common shares or approximately 66.45% of our common shares.

Mark L. Baum individually or through entities he beneficially owns and controls owns 2,346,706 or just over 10% of our common shares.  Mark L. Baum is a licensed attorney in the State of California and through The Baum Law Firm PC, from time-to-time over the past four years, has provided the Company with certain legal services.  Mark L. Baum is also the administrative manager of the general partner of Meaux Street Partners LP, a holder of approximately $25,000 in our debt, incurred by the Company from legal services rendered by Mr. Baum.

Devkom International, LLC, which is in part beneficially owned and controlled by James B. Panther II, owns 1,812,444 of our common shares.

Item 13. Exhibits.

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 8-K	8/24/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Amended Form 8-K	9/5/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement
10.2	Meaux Street Partners LP 10% Convertible Promissory Note
10.3	The Sonkei Trust Amended 10% Convertible Promissory Note
10.4	September 30, 2008 Settlement Agreements with Peer and SixTech
10.5	September 30, 2008 Settlement Agreements with David F. Rubin and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K	1/21/2009
10.1	License Consent Agreement
10.2	First Amended License Consent Agreement

This Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements with For Goodness
11.1.2	September 30, 2008 Settlement Agreements with Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement with Luis Leung
11.1.4	November 30, 2008 Second Amended License Consent Agreement with BCGU
11.1.5	March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement with BCGU

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board selected Chisholm, Bierwolf, Nilson & Morrill, LLC as our auditors for the year ended December 31, 2008 and 2007.

Audit Fees

Chisholm, Bierwolf, Nilson & Morrill, LLC billed us $20,500 in fees for review of our quarterly financial statements and annual audit for the year ended December 31, 2008.

Our present account balance with Chisholm, Bierwolf, Nilson & Morrill, LLC is $8,886.

Chisholm, Bierwolf, Nilson & Morrill, LLC billed us $18,000 in fees for review of our quarterly financial statements and annual audit for the year ended December 31, 2007.

Audit-Related Fees

We did not pay any fees to Chisholm, Bierwolf, Nilson & Morrill, LLC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2008 or December 31, 2007.

Taxes and All Other Fees

We did not pay any fees to Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2008 or December 31, 2007.

On March 19, 2009, we paid $406 to the State of Delaware in order to (i) revive our corporate charter, (ii) amend our article of incorporation and (iii) designate a Series C Preferred class of stock.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our Board pre-approves all services to be provided by Chisholm, Bierwolf, Nilson & Morrill, LLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2008, and for the year then ended, none of the hours expended on Chisholm, Bierwolf, Nilson & Morrill, LLC’a engagement to audit those financial statements were attributed to work by persons other than Chisholm, Bierwolf, Nilson & Morrill, LLC’s full-time, permanent employees.

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

Signatures                                                      Title                                                                           Date

/s/ Luis Leung                                President, Chief Executive Officer,                      April 09, 2009
Luis Leung                                                      Chief Financial Officer and Director