Form 10-K/A
period 2008-12-31
Audio Stocks, Inc.
filed 2009-04-21
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FIRST AMENDED
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Transitional Small Business Disclosure Format:  No.

INTRODUCTION

This First Amended Form 10-K is being filed to clarify the Company's Form 10-K filing for the year ended December 31, 2008 which was filed with the SEC on April 14 , 2009 (the "April 2009 Form 10-K").

First, throughout this First Amended Form 10-K, we add information related to the ownership position of Noctua Fund LP related to an option Noctua Fund acquired to purchase 2,250,617 shares held by our senior executive, Luis Leung.  This option is exercisable at any time, and therefore, for beneficial ownership purposes, it should be disclosed as such.  Throughout this First Amended Form 10-K, specifically in Items 1, 9, 11 and 12, we add language to further describe Noctua Fund's option on the shares owned by Luis Leung..  We also have attached the option agreement hereto as an exhibit and have therefore changed Item 13 to reflect this addition.

Second, we have entirely replaced exhibits 11.1.5 and 11.1.6 of the April 2009 Form 10-K entirely and attached new versions of the exhibits in order to accurate reference the correct section of Delaware law the Board of Directors of the Company relied on in order to designate the Series C Preferred stock.

Lastly, between the time we filed the April 2009 Form 10-K and now, we were notified by the Delaware Secretary of State that our Series C Preferred stock, and the related amendment to our Articles of Incorporation was received and the related amendment was made as of March 20, 2009.  This also means that our Series B Preferred stock has now been cancelled.

All other content in the previously filed April 2009 Form 10-K shall remains the same, although in this filing we only include the new versions of exhibits 11.1.5 and 11.1.6, and the newly disclosed exhibit 11.1.9.

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

It is critical that anyone who has any interest in (i) our present business, (ii) the likelihood of our success with our present business and operational plan or (iii) the success of any succeeding enterprise should we be able to execute on our plan to find candidates to merge with or acquire (as described below) carefully read this First Amended Form 10-K Report (the “Report”) and all of the disclosures and Exhibits referred to and described herein.

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

Beginning September 1, 2008, we commenced a radical re-structuring process and the below narrative, the balance of the First Amended Form 10-K Report and the attached and incorporated disclosures describe our progress thus far:

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

On October 1, 2008, we entered into a second agreement with Mr. Leung which was an omnibus settlement agreement of all liabilities owed to him by the Company.  We have attached this agreement as Exhibit 11.1.3 to this First Amended Form 10-K Report.

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

On November 30, 2008 we again amended the LCA, including the First Amended Licensing Consent Agreement, and entered into a Second Amended License Consent Agreement with BCGU in order to legally release us from more than $240,000 in obligations which was due and owing at the time of the sale of the AudioStocks Business.  We have attached this agreement as Exhibit 11.1.4 to this First Amended Form 10-K Report.

Relevant Transactions That Occurred After December 31, 2008 to Present

On January 15, 2009, BCGU, the holder of our Series B Preferred stock, agreed to exchange it’s Series B Preferred stock for 3,624,888 of our common shares.  A copy of this agreement is included as Exhibit 11.1.8 to this First Amended Form 10-K Report.

On February 27, 2009, Noctua Fund LP acquired an option to purchase a total of 2,250,617 Company common shares from Luis Leung, president, for $40,000.  This option expires on February 27, 2012.

As a result of the January 15, 2009 transaction with BCGU involving the exchange of our Series B Preferred stock for common stock, and due to a provision in the designation of our Series B Preferred stock, on March 19, 2009, our board of directors (the “Board”) voted to cancel our Series B Preferred stock and amend our Article of Incorporation (the “Articles”) to reflect this cancellation.  A copy of the amendment to our Articles is included as Exhibit 11.1.5 to this First Amended Form 10-K Report.

On March 6, 2009, we had approximately $162 in cash on hand.  We required significantly more cash to pay our auditors in order to file this First Amended Form 10-K Report.  On March 6, 2009, we were able to reach an agreement with Noctua Fund LP whereby Noctua Fund LP agreed to purchase $10,000 in Preferred shares in a class which was to be called our Series C Preferred class of stock.  In order to designate a Series C Preferred class of stock, we sought and received consent from our Series A Preferred stock owners.

On March 19, 2009, pursuant to Article 6.3 of our Articles of Incorporation, our Board voted to designate a Series C class of Preferred stock.

On March 23, 2009, the Secretary of State of the State of Delaware received an amendment to our Articles of Incorporation to designate a Series C class of Preferred stock.  A total of 150 shares of the Series C Preferred stock are to be designated, and in consideration of a $10,000 investment made on March 6, 2009, Noctua Fund LP is to be issued 100 of our Series C Preferred stock once the State of Delaware has accepted our newly amended Articles of Incorporation.  A copy of the designation of the Series C Preferred class of stock is included as Exhibit 11.1.6 to this First Amended Form 10-K Report.  It is important that one carefully read the Series C Preferred stock designation and the newly amended Articles as the Series C Preferred stock provides the holder of the Series C Preferred stock with a priority dividend and other certain rights with are superior to other holders of our equity.

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

Noctua Fund LP holds an option to purchase all of Luis Leung's shares in the Company.  This option agreement is included in the First Amended Form 10-K as exhibit 11.1.9.

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

We have no plans to register any trademarks as of the date of this First Amended Form 10-K Report. We may pursue other trademarks in the future.

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

Both of the above convertible promissory notes, along with another secured convertible promissory note we issued to BFI in the amount of $50,000 (disclosed in our First Amended Form 10-KSB for the period ended December 31, 2007 and in Note 3 of this First Amended Form 10-K Report) and a smaller approximately $5,500 unsecured obligation owed to BFI: (i) are presently held by Noctua Fund LP and (iii) are therefore, due, owing and payable to Noctua Fund LP.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this First Amended Form 10-K Report.  This First Amended Form 10-K Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this First Amended Form 10-K Report.

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

NOTE 10.   RELATED PARTY TRANSACTIONS

See Note 4 and this First Amended Form 10-K Report for related party disclosures throughout.

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

As a result of the January 15, 2009 transaction with BCGU involving the exchange of our Series B Preferred stock for common stock, and due to a provision in the designation of our Series B Preferred stock, on March 19, 2009, our board of directors (the “Board”) voted to cancel our Series B Preferred stock and amend our Article of Incorporation (the “Articles”) to reflect this cancellation.  A copy of the amendment to our Articles is included as Exhibit 11.1.5 to this First Amended Form 10-K Report.

On March 6, 2009, we had approximately $162 in cash on hand.  We required significantly more cash to pay our auditors in order to file this First Amended Form 10-K Report.  On March 6, 2009, we were able to reach an agreement with Noctua Fund LP whereby Noctua Fund LP agreed to purchase $10,000 in Preferred shares in a class which was to be called our Series C Preferred class of stock.  In order to designate a Series C Preferred class of stock, we sought and received consent from our Series A Preferred stock owners.

On March 19, 2009, pursuant to Article 6.3 of our Articles of Incorporation, our Board voted to designate a Series C class of Preferred stock.

On March 23, 2009, the Secretary of State of the State of Delaware received an amendment to our Articles of Incorporation to designate a Series C class of Preferred stock.  A total of 150 shares of the Series C Preferred stock are to be designated, and in consideration of a $10,000 investment made on March 6, 2009, Noctua Fund LP is to be issued 100 of our Series C Preferred stock once the State of Delaware has accepted our newly amended Articles of Incorporation.  A copy of the designation of the Series C Preferred class of stock is included as Exhibit 11.1.6 to this First Amended Form 10-K Report.  It is important that one carefully read the Series C Preferred stock designation and the newly amended Articles as the Series C Preferred stock provides the holder of the Series C Preferred stock with a priority dividend and other certain rights with are superior to other holders of our equity.   As of the date of this Report, the Series C Preferred stock has not been recorded and our Articles do not reflect the addition of these shares to our capital.

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

Code of Ethics

Effective February 10, 2006, our Board adopted the Audiostocks, Inc. Code of Business Conduct and Ethics (see Exhibit 11.1.7 to this First Amended Form 10-K Report).  The Board believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics.  We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at:  2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

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
Financial Officer and
Secretary

(1)           Mr. Luis Leung was appointed to the positions of President, Chief Executive Officer, Chief Financial Officer and Secretary on December 20, 2006.  On October 1, 2008, Mr. Leung agreed to settle any and all amounts due and owing to him for a one-time payment of cash.  Additionally, on February 27, 2009, Mr. Leung, for consideration, agreed to provide Noctua Fund LP with a four year demand option to purchase all of his shares in the Company for $40,000.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 23,000,975 issued and outstanding shares of our common stock as of the date of this Report by the following persons:

Each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
Each of our Directors and executive Officers; and
All of our Directors and Officers as a group

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

BCGU LLC *	15,284,479	66.45%
Mark L. Baum **	2,346,706	10.2%
Luis Leung +	2,250,617	9.78%
James B. Panther II ***	1,776,195	7.72%
Noctua Fund LP****	2,250,617	--

Total	21,657,997	94.15%++

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
**** Noctua Fund LP's address is 2038 Corte del Nogal, Suite 110, Carlsbad, California 92011.  These shares are included as a part of an option agreement executed between Luis Leung and Noctua Fund LP, and which may be exercised on demand.  These shares are also the same shares that are listed under Luis Leung in this Item 11 disclosure.
++ This total reflects the fact that the Luis Leung shares and the Noctua Fund shares are the same shares; however they must both be disclosed as being beneficially owned by both Luis Leung and Noctua Fund LP given the definition of beneficial ownership (see below).

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

Noctua Fund LP holds an option to purchase all of Luis Leung's shares in the Company.  This option agreement is included in the First Amended Form 10-K as exhibit 11.1.9.

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

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 8-K	8/24/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Amended Form 8-K	9/5/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement
10.2	Meaux Street Partners LP 10% Convertible Promissory Note
10.3	The Sonkei Trust Amended 10% Convertible Promissory Note
10.4	September 30, 2008 Settlement Agreements with Peer and SixTech
10.5	September 30, 2008 Settlement Agreements with David F. Rubin and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K	1/21/2009
10.1	License Consent Agreement
10.2	First Amended License Consent Agreement

Form 10-K Report, and the First Amended Form 10-K	4/14/2009, and 4/20/2009, respectively
11.1.1	September 30, 2008 Settlement Agreements with For Goodness
11.1.2	September 30, 2008 Settlement Agreements with Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement with Luis Leung
11.1.4	November 30, 2008 Second Amended License Consent Agreement with BCGU
11.1.5	March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement with BCGU
11.1.9	Luis Leung Share Option Agreement

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