Form 10-Q
period 2009-03-31
Audio Stocks, Inc.
filed 2009-05-04
CIK 1355242

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

•	23,000,975 common shares outstanding, $0.001 par value, at April 22, 2009
•	4,000,000 shares of Series A Preferred stock issued and outstanding as of April 22, 2009
•	Zero (0) shares of Series C Preferred stock issued and outstanding as of April 22, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

AUDIOSTOCKS, INC.

Balance Sheets at March 31, 2009 and March 31, 2008

Statements of Operations for the three months ended March 31, 2009 and March 31, 2008

Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008

Notes to Financial Statements

AUDIOSTOCKS, INC
BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash	$ 558	$ 4,389
Total current assets	558	4,389

Fixed Assets
Property, Plant and Equipment	213,969	213,969
Less: Accumulated Depreciation	(58,943)	(48,403)
Total Fixed Assets	155,026	165,566

Other Assets
Due from a related party	2,293	-
Total Other Assets	2,293	-

TOTAL ASSETS	$ 157,877	$ 169,955

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts Payable	$ 13,179	$ 2,085
Due to a related party	-	7,457
Stock to be issued	10,000	-
Taxes Payable	14,744	14,744
Notes Payable - Related Party	81,963	-
Convertible Debentures - Related Party	50,000	50,000
Accrued Interest	3,750	2,500
Total current liabilities	173,636	76,786

TOTAL LIABILITIES	173,636	76,786

COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized, $0.001 par value issued and outstanding 4,000,000 and 4,000,100
at March 31, 2009 and December 31, 2008, respectively	4,000	4,000
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 23,000,975 and 19,376,087
at March 31, 2009 and December 31, 2008, respectively	23,001	19,376
Additional Paid in Capital	7,227,406	4,512,365
Accumulated Deficit	(7,270,166)	(4,442,572)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(15,759)	93,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 157,877	$ 169,955

The accompanying notes are an integral part of these financial statements
AUDIOSTOCKS, INC
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	For the three months ended
	March 31,	March 31,
	2009	2008
	(unaudited)
Revenues
Net Revenues	$ -	$ -
Total revenues	-	-

Expenses
Professional fees	4,072	-
General and administrative	2,217	1,953
Depreciation, depletion, and amortization	10,539	10,381
Total operating expenses	16,828	12,334

Other Income (Expense)
Warrant expense	-	(11,070)
Interest income	-	12
Interest expense	(1,250)	(42)
Total Other Income (Expense)	(1,250)	(11,100)

Loss from Operations	(18,078)	(23,434)

Discontinued Operations
(Loss) from discontinued Audiostocks.com division	(90,850)	(46,666)

(Loss) from Discontinued Audiostocks.com Operations	(90,850)	(46,666)

(Loss) Before Income Taxes	(108,928)	(70,100)
Provision for Income Taxes	-	-

NET (LOSS)	$ (108,928)	$ (70,100)

(Loss) per common share:
Net (loss) from continued operations	(0.00)	(0.00)
Net (loss) from discontinued operations	(0.00)	(0.00)
Net (loss) per common share	$ (0.00)	$ (0.00)
(Loss) per common share - diluted:
Net (loss) from continued operations	(0.00)	(0.00)
Net (loss) from discontinued operations	(0.00)	(0.00)
Net (loss) per common share - diluted	$ (0.00)	$ (0.00)

Weighted average common and common equivalent shares outstanding
Basic	22,195,444	17,423,090
Diluted	22,195,444	17,423,090
Other Comprehensive Loss
Net (Loss)	(108,928)	(70,100)
Securities Available for Sale-
fair value adjustments	-	(44,300)
Comprehensive (Loss)	$ (108,928)	$ (114,400)

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
STATEMENTS OF CASH FLOWS
	For the three months ended
	March 31,	March 31,
	2009	2008
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (108,928)	$ (70,100)

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:
Warrants expense	-	11,070
Depreciation expense	10,539	10,382
Assumption of debt from discontinued operations	90,850	-
Changes in assets and liabilities, net of effects from acquisitions
Accounts Receivable	(2,293)	(2,502)
Securities Available for Sale	-	6,395
Market value of Securities Available for Sale
due to market adjustments	-	(208,534)
Deferred Expenses	-	50,987
Deposits	-	3,296
Employee Receivable	-	14,825
Licensing Fees Payable	-	49,453
Market Value of Licensing Fees Payable in the form of
securities available for sale due to market adjustments	-	157,063
Deferred Revenues	-	70,807)
Accounts Payable and Accrued Liabilities	(3,999)	37,003
Market value of Payables in the form of
securities available for sale due to market adjustments	-	13,513

NET CASH USED IN OPERATING ACTIVITIES	(13,831)	2,042

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to Fixed Assets	-	(35,999)
NET CASH FROM INVESTING ACTIVITIES	-	(35,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	10,000	-
Payment of shareholder loan	-	(15,000)
Proceeds from convertible debentures	-	30,000
NET CASH FROM FINANCING ACTIVITIES	10,000	15,000

NET CHANGE IN CASH	(3,831)	(18,957)
CASH BALANCES
Beginning of period	4,389	27,181
End of period	$ 558	$ 8,224

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -
Income taxes paid	-	-
NON-CASH ACTIVITIES:
Common stock issued for reacquisition of preferred stock	$ 2,718,666	$ -

The accompanying notes are an integral part of these financial statements

AUDIOSTOCKS, INC.
Notes to the Financial Statements
For the quarterly period ended March 31, 2009

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

NOTE 2.                                                                  GENERAL

AudioStocks, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2009 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the Form 10-K for the twelve months ended December 31, 2008.

NOTE 3.                                                                  COMMON STOCK

During January 2009, the Company issued 3,624,888 shares of common stock, valued at $.75 per share, as consideration for the reacquisition and retirement of 100 shares of series B preferred stock.

NOTE 4.                                                                  PREFERRED STOCK

During January 2009, the Company reacquired and immediately retired 100 shares of series B preferred shares in exchange for 3,624,888 common shares.  Following this transaction, the Company has no series B preferred stock issued and outstanding.  In accordance, with APB. No 6, Status of Accounting Research Bulletins, the Company recorded a reduction in retained earnings of $2,718,666 as a result of the transaction.

During March of 2009, our board of directors voted to designate 150 shares of series C preferred stock, carrying a par value of $.001 per shares.  Holder of the series C preferred stock shall be entitled to receive a cash dividend of 15% of the Company’s gross revenues.  This dividend amount will be payable in the form of cash, but the holders may elect to accept stock as payment.  The value of any stock payable to the holders will be determined by the closing price of stock on the date the dividend is declared.  The holders of the series C preferred shares have no voting rights

NOTE 5.                                                                  STOCK TO BE ISSUED

During March of 2009, pursuant to the designation of the Series C preferred stock, the Company agreed to the issuance of 100 shares of Series C preferred stock valued at $100 per share.

NOTE 6.                                                                  DEMAND NOTICE OF ASSIGNED NOTES PAYABLE – RELATED PARTY

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

Of the Assigned Liabilities, we have been legally relieved of this entire amount except for (i) approximately $8,886 due to our independent auditor, (ii) approximately $76,000 due in secured convertible promissory notes due to Black Forest International LLC (“BFI”) and (iii) approximately $5,500 in unsecured debt due to BFI.

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

Both of the above convertible promissory notes, along with another secured convertible promissory note we issued to BFI in the amount of $50,000 (disclosed in our Form 10-KSB for the period ended December 31, 2007 and in Note 3 of our Form 10-K Report for the period ended December 31, 2008) and a smaller approximately $5,500 unsecured obligation owed to BFI: (i) are presently held by Noctua Fund LP and (iii) are therefore, due, owing and payable to Noctua Fund LP.

All of the obligations owed to BFI are in default.  We have recently received a notice from the Noctua Fund, LP, the holder of the BFI notes.  Noctua has demanded payment on the notes.  These notes have been added back onto our financial statements along with the amount due to our auditor, as a result the companying incurred a loss of $90,450.  We are presently attempting to reach a reasonable resolution to the settlement of the BFI obligations and working with Dao to make sure all other debts that were assumed are satisfied..

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

THIS COMPANY IS UNDERGOING A NUMBER OF SIGNIFICANT CHANGES AND IT IS VERY IMPORTANT FOR ALL SHAREHOLDERS, POTENTIAL SHAREHOLDERS AND ANYONE HOLDING A COMPANY FINANCIAL OBLIGATION (OR DEBT) TO CAREFULLY READ OUR SEC FILINGS.

THE COMPANY URGES ANY READER TO THOROUGHLY REVIEW ITS FORM 10-K FILED FOR THE PERIOD ENDED DECEMBER 31, 2008, AS WELL AS THE FIRST AMENDED FORM 10-K.  THESE DOCUMENTS WERE FILED WITH THE SEC ON APRIL 14, 2009 AND APRIL 21, 2009, RESPECTIVELY.

IT IS ALSO CRITICAL TO REVIEW ALL COMPANY SECTION 16 DOCUMENTS FILED AS WELL.  MORE SPECIFICALLY, PLEASE REVIEW THE AMENDED FORM 13D FILINGS FOR MARK L. BAUM AND JAMES B. PANTHER II.  THESE FILINGS WERE MADE ON APRIL 21, 2009.  WE HIGHLIGHT THE FILINGS OF MR. BAUM AND MR. PANTHER II DUE TO THE LARGE NUMBER OF COMMON SHARES THEY CONTROL, AS WELL AS THE SERIES A PREFERRED SHARES THEY CONTROL.

PLEASE ALSO CAREFULLY REVIEW THE RISK FACTORS IN THE ABOVE REFERRED TO REPORTS FOR THE PERIOD ENDED DECEMBER 31, 2008.

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

On September 30, 2008, we entered into an asset sale agreement with Dao Information Systems, Inc. (“Dao”). Dao purchased all assets associated with our Audiostocks.com business division (the “AudioStocks Business”) which included the existing licensing rights and all interests associated with the Audiostocks Business and related software. As consideration for the sale of our AudioStocks Business, we sold certain liabilities and receivables associated with the AudioStocks Business to Dao.   We also agreed to sell our rights to the proceeds from the eventual sale of certain shares of stock held by us related to the AudioStocks Business division (the “AudioStocks Shares”).  Pursuant to the terms of the Asset Sale Transaction, the proceeds from the eventual sale of the AudioStocks Shares were to be used by Dao to pay down liabilities assigned to Dao in the Asset Sale Transaction.

Dao is 100% owned by Dao Information Systems, LLC whose managing member and 60% owner is Luis Leung, the president of Audiostocks, Inc.

As a part of the transaction related to the sale of the AudioStocks Business, we executed a License Consent Agreement (the “LCA”) with BCGU, LLC (“BCGU”).  The LCA was attached as Exhibit 10.1 to a Form 8-K filed with the SEC on January 21, 2009.

On September 30, 2008, we entered into settlement agreements with four consultants for the final settlement of certain liabilities related to past software development services (the “Software Settlement Agreements” (the first two of which were attached as Exhibits in a Form 10-Q filed for the period ended September 30, 2008 and the third and fourth were attached as Exhibits 11.1.1 and 11.1.2 to our Form 10-K Report for the period ended December 31, 2008)) related to the AudioStocks Business.  Pursuant to the terms of the Software Settlement Agreements, we agreed to issue a total of 92,687 shares of our restricted common stock as a final settlement of all amounts claimed to be due and owing pursuant to the past software development services for the AudioStocks Business.

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

On October 1, 2008, we entered into a second agreement with Mr. Leung which was an omnibus settlement agreement of all liabilities owed to him by the Company.  (See Exhibit 11.1.3 to the Form 10-K Report for the period ended December 31, 2008).

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

On November 30, 2008 we again amended the LCA, including the First Amended Licensing Consent Agreement, and entered into a Second Amended License Consent Agreement with BCGU in order to legally release us from more than $240,000 in obligations which was due and owing at the time of the sale of the AudioStocks Business.  (See Exhibit 11.1.4 to our Form 10-K Report for the period ended December 31, 2008).

Relevant Transactions That Occurred After December 31, 2008 to Present

On January 15, 2009, BCGU, the holder of our Series B Preferred stock, agreed to exchange Series B Preferred stock for 3,624,888 of our common shares.  (See Exhibit 11.1.8 to our Form 10-K Report for the period ended December 31, 2008).

On February 27, 2009, Noctua Fund LP acquired an option to purchase a total of 2,250,617 Company common shares from Luis Leung, president, for $40,000.  This option expires on February 27, 2012.

As a result of the January 15, 2009 transaction with BCGU involving the exchange of our Series B Preferred stock for common stock, and due to a provision in the designation of our Series B Preferred stock, on March 19, 2009, our board of directors (the “Board”) voted to cancel our Series B Preferred stock and amend our Article of Incorporation (the “Articles”) to reflect this cancellation.  (See Exhibit 11.1.5 to our Form 10-K Report as well as the First Amended version of the Form 10-K Report).

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

On March 23, 2009, the Secretary of State of the State of Delaware received an amendment to our Articles of Incorporation to designate a Series C class of Preferred stock.  A total of 150 shares of the Series C Preferred stock are to be designated, and in consideration of a $10,000 investment made on March 6, 2009, Noctua Fund LP is to be issued 100 of our Series C Preferred stock once the State of Delaware has accepted our newly amended Articles of Incorporation.  (See Exhibit 11.1.6 to our Form 10-K Report as well as the First Amended version of the Form 10-K Report).  It is important that one carefully read the Series C Preferred stock designation and the newly amended Articles as the Series C Preferred stock provides the holder of the Series C Preferred stock with a priority dividend and other certain rights with are superior to other holders of our equity.

As of the date of the filing of this Form 10-Q Report, the Secretary of State for the State of Delaware has received and approved of the amendment to our Articles that authorizes our Series C Preferred stock

Related Party Transactions in the Sale of the Audiostocks.com Business

READ THE SECTION 16 FILINGS (SCHEDULE 13D) ON THE SEC WEBSITE (WWW.SEC.GOV) FOR MARK L. BAUM AND JAMES B. PANTHER II.

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

Noctua Fund LP holds an option to purchase all of Luis Leung's shares in the Company. This option agreement is included in the Company’s First Amended Form 10-K for the period ended December 31, 2008, as exhibit 11.1.9.  This option is exercisable on demand by Noctua.

As was previously disclosed in Schedule 13D filings dated December 4, 2006, entities owned or controlled by Mark L. Baum and James B. Panther II, each own and control one-half of BCGU, which directly owns 15,284,479 of our common shares or approximately 66.45% of our common shares.

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

Entities controlled by Mark L. Baum beneficially own 2,000,000 of our Series A Preferred stock.

Entities controlled by James B. Panther, II beneficially own 1,960,000 of our Series A Preferred stock.

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

Subsidiaries

We own no subsidiaries at this time

RESULTS OF OPERATION

REVENUES

We had revenues from operating activities of $0 for the three months ended March 31, 2009 as compared with revenues from operating activities of $0 for the three months ended March 31, 2008. Management attributes the lack of revenues to general market conditions.

OPERATING EXPENSES

We had total operating expenses of $12,756 associated with revenues in the three months ended March 31, 2009 as compared with total operating expenses of $12,334 for the three months ended March 31, 2008. Management attributes the lack of operating expense to the general decrease in business operations.

NET PROFIT FROM OPERATIONS

For the three months ended March 31, 2009, we had a net loss of $95,969 from operations as compared to a net loss of $70,100 from operations for the three months ended March 31, 2008. Management attributes the increase  in net loss to general market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our cash on hand for the three months ended March 31, 2009 was $558 as compared to $4,389 on hand for the three months ended March 31, 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

As of March 31, 2009, we are not aware of any additional pronouncements that materially effect our financial position or results of operations.

EMPLOYEES

We currently have no full time employees. We hire independent contract labor on an as needed basis. We have not entered into a collective bargaining agreement with any union.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

None.

ITEM 1A.                      RISK FACTORS

See our Form 10-K filed for the period ended December 31, 2008.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

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

Both of the above convertible promissory notes, along with another secured convertible promissory note we issued to BFI in the amount of $50,000 (disclosed in our Form 10-KSB for the period ended December 31, 2007 and in Note 3 of our Form 10-K Report for the period ended December 31, 2008) and a smaller approximately $5,500 unsecured obligation owed to BFI: (i) are presently held by Noctua Fund LP and (iii) are therefore, due, owing and payable to Noctua Fund LP.

All of the obligations owed to BFI are in default.  WE HAVE RECENTLY RECEIVED A NOTICE FROM NOCTUA FUND LP, THE HOLDER OF THE BFI NOTES.  NOCTUA HAS DEMANDED PAYMENT ON THE NOTES.  WE ARE PRESENTLY ATTEMPTING TO REACH A REASONABLE RESOLUTION TO THE SETTLEMENT OF THE BFI OBLIGATIONS.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 8-K	8/24/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Amended Form 8-K	9/5/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement
10.2	Meaux Street Partners LP 10% Convertible Promissory Note
10.3	The Sonkei Trust Amended 10% Convertible Promissory Note
10.4	September 30, 2008 Settlement Agreements with Peer and SixTech
10.5	September 30, 2008 Settlement Agreements: David F. Rubin and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K	1/21/2009
10.1	License Consent Agreement
10.2	First Amended License Consent Agreement

Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements with For Goodness
11.1.2	September 30, 2008 Settlement Agreements with Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement with Luis Leung
11.1.4	November 30, 2008 Second Amended License Consent Agreement: BCGU
11.1.5	March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2009 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement with BCGU

First Amended Form 10-K Report	4/20/2009

11.1.5	Amended: March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	Amended: March 19, 2009 Designation of Series C Preferred Stock
11.1.9	Luis Leung Share Option Agreement

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

Signatures	Title	Date

/s/ Luis J. Leung Luis J. Leung	President, Chief Executive Officer and Chief Financial Officer	April 22, 2009