Form 10-Q
period 2009-06-30
Shrink Nanotechnologies, Inc.
filed 2009-08-14
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-52860

[Missing Graphic Reference]

 Shrink Nanotechnologies, Inc.

Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte del Nogal, Suite 110 Carlsbad, California 92011 ________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                    (760) 804-8844
Securities registered pursuant to Section 12(b) of the Act:                                            None
Securities registered pursuant to Section 12(g) of the Act:                                            $.001 par value common stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act).
Yes ☐     No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
•	32,922,297 common shares outstanding, $0.001 par value, at August 7, 2009
•	4,000,000 shares of Series A Preferred stock issued and outstanding as of August 7, 2009

•	150 shares of Series C Preferred stock issued and outstanding as of August 7, 2009

SHRINK NANOTECHNOLOGIES, INC.

JUNE 30, 2009 FORM 10-Q QUARTERLY REPORT

INDEX
Page

Forward Looking Statements	ii

PART I - FINANCIAL INFORMATION	F-1

Item 1. - Financial Statements.	F-1
Consolidated Balance Sheets as of  June 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Operations for the Six Months and Three Months Ended June 30, 2009 and 2008 (unaudited)   4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.	5

Item 4 - Controls and Procedures.	5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	6

Item 1A – Risk Factors	6

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3 - Defaults Upon Senior Securities	15

Item 4 - Submission of Matters to a Vote of Security Holders	15

Item 5 - Other Information	15

Item 6 - Exhibits.	16

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  In particular, this report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations with respect to our recently acquired business which is the primary subject of this report, as well as our plans to wind down our existing internet-based publishing business.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Some specific forward looking statements that are necessarily subject to uncertainties include, without limitation,  items contemplating or making assumptions about the progress of our research and development activities; our ability to further acquire, hold and defend our intellectual property; the development, commercialization and market acceptance of our recently acquired microfluidic and “shrinkable plastic” technologies and other related technologies; the cost to complete the development and commercialization of these technologies; and the presumed size and growth of the market for lab-on-a-chip devices; and the projected growth in stem cell research and alternative energy demands, all of which constitute forward-looking statements.

These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this report.  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.

Although forward-looking statements in this report reflect the good faith judgment of management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements.

Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, changes the general industry and market conditions, laws or accounting rules, general economic and political conditions, as well as unexpected delays or difficulties which we may have in completing the development of our products, manufacturing our products once developed, establishing a marketing and sales infrastructure and establishing a presence in our target markets, as well as other disruptions of expected business conditions and development.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

 References

All references in this report to “we,’’ ‘‘us,’’ and ‘‘our’’ refer collectively to the registrant, Shrink Nanotechnologies, Inc. (f/k/a Audiostocks, Inc.), a Delaware corporation collectively with its newly acquired subsidiary Shrink Technologies, Inc., a California corporation  on a consolidated basis after the acquisition, unless the context requires otherwise.  References to the “Company” mean Shrink Nanotechnologies, Inc.,  itself.   References to “Shrink” mean Shrink Technologies, Inc., a California corporation which is our recently acquired wholly owned subsidiary.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash	$ 97,878	$ 37,939
Due from a related party	6,473	-
Total current assets	104,351	37,939

Fixed Assets
Property, Plant and Equipment, net of Accumulated Depreciation	153,421	-
Total Fixed Assets	153,421
Intangible Assets	67,705	-

TOTAL ASSETS	$ 325,476	$ 37,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$ 184,758	$ 35,338
Due to a related party	12,500	-
Stock to be issued	98,700	-
Convertible Debentures, Default - Related Party	50,000	45,547
Accrued Interest	6,250	-
Taxes Payable	14,744	-
Total Current Liabilities	366,952	80,885

Long Term Liabilities
Convertible Debentures, Net of Discount - Related Party	7,831	45,547
Long Term Liabilities	7,831	45,547

TOTAL LIABILITIES	374,783	126,432

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value issued and outstanding 4,000,150 and 50
at June 30, 2009 and December 31, 2008, respectively	4,000	-
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 32,733,963 and 8,888,888
at June 30, 2009 and December 31, 2008, respectively	32,734	8,889
Additional Paid in Capital	415,008	(8,888)
Accumulated Deficit	(501,049)	(88,493)
TOTAL STOCKHOLDERS' DEFICIT	(49,308)	(88,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 325,476	$ 37,939

See accompanying unaudited notes to the finanancial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS

			For six months	From Inception	From Inception
	For the three months ended		ended	January 15, 2008	January 15, 2008
	June 30,	June 30,	June 30,	through June 30,	through June 30,
	2009	2008	2009	2008	2009
	(unaudited)		(unaudited)		(unaudited)
Revenues
Net Revenues	$ -	$ -	$ -	$ -	$ -
Total revenues	-	-	-	-	-

Expenses
Research and development	33,062	-	73,554	-	152,906
Professional fees	41,930	-	47,347	-	47,347
General and administrative	243,882	1	273,292	1	282,433
Depreciation, depletion, and amortization	4,276	-	4,276	-	4,276
Total operating expenses	323,150	1	398,469	1	486,962

Loss from Operations	(323,150)	(1)	(398,469)	(1)	(486,962)

Other Income (Expense)
Interest expense	(10,290)	-	(14,086)	-	(14,086)
Total Other Income (Expense)	(10,290)	-	(14,086)	-	(14,086)

(Loss) Before Income Taxes	(333,440)	(1)	(412,555)	(1)	(501,049)

Income Taxes	-	-	-	-	-

NET (LOSS)	$ (333,440)	$ (1)	$ (412,555)	$ (1)	$ (501,049)

Net (loss) per common share	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.05)
Net (loss) per common share - diluted	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.05)

Weighted avg. common
and common equivalent shares outstanding
Basic	17,303,544	8,888,888	13,119,461	8,888,888	10,328,237
Diluted	17,303,544	8,888,888	13,119,461	8,888,888	10,328,237

See accompanying unaudited notes to the finanancial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS

	For six months	From Inception	From Inception
	ended	January 15, 2008	January 15, 2008
	June 30,	through June 30,	through June 30,
	2009	2008	2009
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ (412,555)	$ (1)	$ (501,049)

Adjustments to Reconcile Net Earnings to Net Cash Used
by Operating Activities:

Depreciation, Amortization	4,276	-	4,276
Debt Discount Amortization	5,392	-	5,392
Stock Based Payments and Options	213,394	-	213,394

Changes in assets and liabilities, net of effects from acquisitions
Accounts Receivable	(4,800)	-	(4,800)
Accounts Payable and Accrued Liabilities	156,144	-	191,482
NET CASH USED IN OPERATING ACTIVITIES	(38,149)	(1)	(91,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Purchased at Acquisition	62,404	-	62,404
Additions to Fixed Assets	(6,299)	-	(6,299)
Additions to Intangible Assets	(68,017)	-	(68,017)
NET CASH FROM INVESTING ACTIVITIES	(11,912)	-	(11,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	90,000	1	90,001
Proceeds from Convertible Debentures	20,000	-	111,094
NET CASH FROM FINANCING ACTIVITIES	110,000	1	201,095

NET CHANGE IN CASH	59,939	-	97,878

CASH BALANCES
Beginning of period	37,939	-	-

End of period	$ 97,878	$ -	$ 97,878

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	-	-	-

See accompanying unaudited notes to the finanancial statements

F-

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2009
(Unaudited)

NOTE 1. ORGANIZATION

Shrink Nanotechnologies, Inc. (the “Company or the “Successor Entity” or “us” or “we”) was incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc. On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009 the Company changed its name to Shrink Nanotechnologies, Inc.

On May 29, 2009 the Company entered into and completed a share exchange agreement with Shrink Technologies, Inc., a privately-owned California corporation.   The exchange of shares with Shrink Technologies, Inc. has been accounted for as a reverse acquisition under the purchase method of accounting with the business of Shrink Technologies, Inc. as the surviving company for accounting and financial reporting purposes.  Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company.  The historical financial statements presented therefore, are those of Shrink Technologies, Inc., the operating entity.

The Company provides a means to obviate the high-tooling costs of microfabrication by introducing a revolutionary approach to ultra-rapidly manufactured biotechnology and high-technology chips. Leveraging the inherent shrinkage property of pre-stressed transparent polystyrene sheets, the Company creates features on this substrate that retract isotropically to a fraction of their original size upon heating. This enables us to rapidly fabricate: (i) microfluidic molds, similar to those traditionally made in silicon, for soft lithography; as well as (ii) complex chips by directly patterning the sheets. With the patterning of various metals, we can create chips for a wide variety of applications, from chips for point of care diagnostics to batteries to inexpensive chips for solar cell technology.  Because the patterned features shrink upon heating, we do not need the high-resolution printing otherwise required to achieve such fine features. This saves costs by eliminating the need for hundreds of thousands of dollars worth of cleanroom equipment.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheet include the accounts of Shrink Nanotechnologies, Inc and its’ wholly owned subsidiaries, thereby reflecting the transactions related to the May 29, 2009 effective date of the Exchange Agreement. The consolidated statements of operations include the operations (which consisted mostly of research and development) of the predecessor entity, Shrink Technologies, Inc. since May 29, 2009, the effective date of the acquisition of the Shrink business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Shrink Technologies, Inc. operated its research and development operations prior to the Share Exchange and is continuing to do so. The accompanying financial statements include the Balance Sheet of Shrink Technologies, Inc. as of December 31, 2008, and the Statement of Operations, Statement of Cash Flows, and Statement of Changes in Equity (Deficit) for the year then ended, as well as the Statement of Operations and Statement of Cash Flows for the period ended June 30, 2009.

Accounting Method

The financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

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

	June 30,	December 31,
	2009	2008
Property Plant and Equipment, net:
Computer Software and Hardware	133,651	-
Furniture and Equipment	22,054	-
Building and Improvements	1,680	-
Accumulated Depreciation	(3,964)	-
	$ 153,421

Provision for Income Taxes

The Company accounts for income taxes according to the provisions of SFAS No. 109, Accounting for Income Taxes ("SFAS 109").  SFAS 109 requires recognition of deferred tax assets and liabilities to reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) is an interpretation of SFAS 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109.  FIN 48 requires a company to determine whether it is more likely than not that the tax position will be sustained, will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FIN 48.

The components of income tax expense are as follows at June 30, 2009 and June 30, 2008:

	June 30,	June 30,
	2009	2008
Federal taxes	-	-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(140,269)	-
Taxes	-	-

Change in Valuation Allowance	140,269	-
Income Tax Expense	-	-

As of June 30, 2009, we had a Net operating loss (NOL) carryforward of $ 501,049. These NOL carryforwards begin to expire in the year 2028.

Deferred tax assets and the valuation account are as follows:

	June 30,	December 31,
	2009	2008
NOL Carryforward	170,357	(30,088)
Valuation Allowance	(170,357)	30,088
Net deferred tax assets	-	-

Basic Net Loss per Share of Common Stock

In accordance with Financial Accounting Standards No. 128, “Earnings per Share,” basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is $268,121 in convertible debt currently outstanding, which is convertible into 1,423,939 shares of common stock and 100,000 stock options.  Common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the three	For the three	For the six	For the six
	months ending June 30, 2009	months ending June 30, 2008	months ending June 30, 2009	months ending June 30, 2008

Numerator – (loss)	(333,440)	(1)	(412,555)	(1)
Denominator – weighted avg.
number of shares outstanding	17,303,544	8,888,888	13,119,461	8,888,888
Loss per share – basic and diluted	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)

Research and Development

In accordance with SFAS 2 Accounting for Research and Development Costs, the company expenses all costs related to research and development as they are incurred.  During the six months ended June 30, 2009 and 2008 the Company accrued $73,554 and $0 in research and development costs, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. As the Codification does not change U.S. GAAP, it is not expected to have a material impact on the Company’s consolidated condensed financial statements. Previous references made to U.S. GAAP literature in the notes to the Company’s consolidated condensed financial statements will be updated with references to the new Codification.

In  June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard will require a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS No. 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 167 will have on its consolidated condensed financial statements.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 provides (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS No. 165 as of June 30, 2009.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of June 30, 2009 and  December 31, 2008.

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

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of June 30, 2009, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

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

Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patents and patent pending inventions surrounding our core technologies.   The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.. The fair value of definite lived intangible assets is determined by using a “relief from royalty” approach.  Intangible assets consisted of the following at June 30, 2009 and 2008:

	June 30,	December 31,
	2009	2008
Intangible Assets, net:
Patents	55,114	-
License	12,902	-
	68,016	-
Amortization:	(311)	-
	$ 67,705	$ -

NOTE 3.                   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.   The Company’s continuation as a going concern is dependent on attaining profitable operations, and obtaining additional outside financing.  The Company has funded losses from operations primarily from the issuance of debt.  The Company believes that the issuance of equity and debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

NOTE 4.  REVERSE ACQUISITION-RELATED PARTY

On May 29, 2009, the Company entered into and completed a reverse acquisition pursuant to the Share Exchange Agreement; pursuant to which Shrink Nanotechnologies, Inc. acquired 100% ownership of Shrink Technologies, Inc., and settled and restructured certain debts in exchange for the issuance of 8,888,888 shares of the of common stock and 50 shares of preferred stock of Shrink Nanotechnologies, Inc.  The assets and business that were acquired by us as a result of the Share Exchange comprised primarily of an exclusive licensing agreement with the University of California Regents.  The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.  The five months of operations of the acquired entity since the acquisition date of May 29, 2009, are included in the Consolidated Statement of Operations of the company.

This acquisition was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Based upon the terms of the Share exchange, the primary purchase accounting adjustments to carrying values of assets and liabilities included the recognition and recording of additional debts, including those described in note 7. The value of the stock issued in the transaction was deemed nominal based upon the estimated fair market value of the underlying assets and liabilities.

The following is a condensed balance sheet disclosing the fair values of the Shrink Business assets and liabilities acquired.

 ASSETS
Cash	$ 687
Website Development	4,200
Patents and other IP	26,928

TOTAL ASSETS	$ 31,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable	$ 94,218
TOTAL LIABILITIES	94,218

TOTAL STOCKHOLDERS' DEFICIT	(62,403)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 31,815

F-

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2009, the beginning of the Company’s current fiscal year, including proforma adjustments for depreciation and interest expense.

	For the three months	For the six months
	ended June 30, 2009	ended June 30, 2009

Net Loss	$ (365,371)	$ (462,568)
Earning per share	$ (0.01)	$ (0.01)

Shrink Technologies, Inc.’s president is and was Mark Baum, a director and shareholder of the company prior to the acquisition.  Mr. Baum is now president and CEO of Shrink Nanotechnologies, Inc.

NOTE 5.  RESEARCH AND LICENSE AGREEEMENT

The intellectual property and patent rights to our proprietary technology are owned by the Regents of the University of California, Merced (“the Regents” or “UC Merced”).  On June 16, 2008, Shrink Technologies, Inc (“Shrink”), entered into an agreement (“the Option Agreement”) with the Regents.  Parallel to the Option Agreement, Shrink entered into another agreement (“the Research Agreement”) with the Regents.

The Option Agreement provides Shrink with the exclusive right to license two patent pending inventions (the “Regents Inventions”), and requires Shrink to make annual payments to the Regents as well as royalty payments on any products that are commercialized which are based on the Regents Inventions.   Shrink’s rights under the Option Agreement require customary measures of performance on the part of Shrink in terms of patent cost maintenance and other payments of costs associated with the Regents Inventions.  With respect to the Option Agreement, Shrink’s rights are broad in terms of the potential access Shrink has to use the Regents Inventions in products, and services and many of the key economic terms of a future license, should Shrink exercise it’s rights under the Option Agreement, are agreed to in the Option Agreement. We exercised our rights under the option agreement and as a result, entered into an exclusive license agreement for processes for microfluidic fabrication and other inventions with the Regents (“License Agreement”) which is currently our flagship asset.

The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.
The term of the license agreement commenced April 29, 2009 and will continue in effect until the expiration or abandonment of the last patent covered by the agreement, unless we terminate it on 60 days’ notice or the Regents terminated it on 60 days’ notice if we default on our obligations under the agreement and fail to cure such default during the 60 day period.  Under the License Agreement Shrink is permitted to make, use, sell, offer for sale the licensed intellectual property and import licensed products and services and to practice licensed methods in all fields and in all locations in which the Regents may lawfully grant the licensed rights.

Our fees to the Regents include:

•
 $100,000 contract initiation fee paid to the Regents in the form of 99,010 shares of common stock of the Company; however, we have the option to reacquire the shares for $100,000 at any time through April 2010;

•	$25,000 annual maintenance fee, unless, by the time that such annual maintenance fee is due, Shrink has already commercialized its principal product and begun paying earned royalties;
•	a fee of 30% of all income attributed to revenues from a sublicensed product or technology;
•	milestone payments of $100,000 for total accumulated nets sales of $50,000,000; $500,000 for accumulated net sales of $150,000,000; and $2,000,000 for net sales of $500,000,000; and
•	earned royalty payments based on net sales of licensed products.

A minimum $15,000 earned royalty payment will be due each year following the first commercial sale of a licensed product.  The minimum payment will increase to $20,000 on the first commercial sale of the fourth licensed product, and by an additional $5,000 after a commercial sale of each additional licensed product.  The minimum payments are payable by February 28 of each year in which they are due.  Earned royalties in excess of the minimums are payable quarterly.

The License Agreement encourages early commercialization of the licensed rights, by providing that our earned royalty payments based on revenues shall be set at between 2.5% of net sales in the event that the first commercial sale commences prior to April of 2012; 4% of net sales in the event that the first commercial sale commences after April 2012 but before the April 2015; and 5% of net sales if the first commercial sale commences thereafter.   First commercial sale is defined as bona fide good faith sale of products that are part of our licensed rights, in quantities sufficient to meet market demands, and includes sales for any consideration.

 If we use the licensed products or methods as research tools, we are required to pay royalties also, at a rate to be agreed upon, but no less than the rate charged by the Regents for similar research tools licensed to others.

The Research Agreement commits Shrink to fund research based on the Regents Inventions at UCM up to the amount of $640,935 in accordance with a planned budget.  The Research Agreement provides Shrink with an exclusive right to license all technology that is discovered from the monies funded to UCM through the Research Agreement (the “Derivative IP”).  To the extent that Shrink exercises its rights under the Research Agreement, Shrink will be required to make customary annual payments to the Regents, who shall be the owners of any Derivative IP, as well as royalty payments as any commercialization of such Derivative IP occurs.   Earned royalties to be paid to UCM shall be from 1-5% of the net sale of product to end users.  An upfront fee will be paid to UCM in the range of $15,000 - $30,000 that is commensurate with the value of the technology covered by patent rights claiming the elected invention.  Following the first commercial sale, Shrink will pay minimum annual royalties of $15,000 which will be creditable against earned royalties that are owed to UCM during the same calendar year.

Shrink shall reimburse UCM on a quarterly basis for all direct and indirect cost incurred in connection with the research.  These funds will be used to fund researchers’ salaries, equipment, materials, supplies, and other miscellaneous expenses incurred by UCM.  In accordance with the planned budget, these expenses are expected to be incurred by Shrink as follows:

Amount
2008	$ 79,958
2009	161,969
2010	158,324
2011	158,528
2012	82,156
Total	$ 640,935

NOTE 6.  COMMITMENTS AND LEASES – RELATED PARTY

The Company previously shared office space with the Noctua Fund Manager, LLC.  On January 1, 2009 we began accruing a $2,500 rental expense each month for the use of the space.  There is currently no written agreement; it is a verbal agreement between the two companies.  The verbal agreement ceased on May 29, 2009 pursuant the Company’s execution of a sublease.

Mark Baum, Shrink’s president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, II, one of Shrink’s directors, is also a managing member of the Noctua Fund Manager, LLC.  As of June 30, 2009 there was $12,500 owed to the Noctua Fund Manager, LLC and no payments have been made to the Noctua Fund Manager, LLC.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.

The Company does not have any full time employees.  The Company obtains certain administrative services from BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month pursuant to an operating agreement.

NOTE 7.                      CONVERTIBLE DEBENTURE-RELATED PARTY

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

On July 1, 2008, we consolidated all obligations due and owing to The Baum Law Firm PC and Mark L. Baum, Esq.,a related party and one of our principals and executive officers, for legal services rendered to the Company, and issued to Meaux Street Partners LP, a related party, a 10% promissory note for $25,000.  The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $16,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $16,667 is being amortized over the life of the note.

On May 7, 2009, Shrink Nanotechnologies, Inc. entered into a Debt Consolidation Agreement with Noctua Fund LP to consolidate certain secured and unsecured liabilities which were originally assigned to Dao Information Systems, Inc. (“Dao”).

While the Company did make an assignment of the Liabilities to Dao, the Company was legally responsible to Noctua Fund LP for the principal and interest related to the Liabilities.  The principal amount of the secured part of the Liabilities was $76,500 and the principal amount of the unsecured part of the liabilities was approximately $5,000.  All of the promissory notes underlying the Liabilities have matured and were in default.

The Debt Consolidation Agreement consolidates all monies presently owed to Noctua Fund LP which are consolidated into one new secured convertible promissory note with a principal amount of $100,000.  The new note accrues interest at fourteen percent (14%) but does not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note has a conversion price of $.20 per share.  At the time of the note consolidation date, the Company recorded a $100,000 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $100,000 is being amortized over the life of the note.

On May 29, 2009 we assumed convertible notes and accrued interest of $118,121 owed to Noctua Fund LP, as part of the share exchange agreement with the shareholders of Shrink Technologies, Inc. The terms of the note were then renegotiated into a new note with a principal amount of $118,121.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%) but does not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note is convertible into shares of our common stock at an original conversion price of $.20 per share.  At the time of the issuance date, the Company recorded an $118,121 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $118,121 is being amortized over the life of the note.

Mark L. Baum, our president and a director, and James B. Panther II, a director, are both limited partners in Noctua Fund LP, and through entities which Mr. Baum and Mr. Panther II own, equally own and control Noctua Fund Manager LLC, the general partner of Noctua.

Notes Payable consists of the following:
	For the six months	For the year ended
	ended June 30, 2009	December 31, 2008
Gross proceeds from notes	$ 268,121	$ 91,094
Less: Discount on Notes	(218,121)	-
Less: Principal Payments	-	-
Add: Amortization of Discount	7,831	-
Carrying Value of Notes	$ 57,831	$ 91,094

NOTE 8.                   COMMON STOCK

During May 2009, the company issued 8,888,888 shares of common stock with as part of a share exchange agreement with the shareholders of Shrink Technologies, Inc.

During June 2009, the company issued 725,000 shares of common stock in exchange of $145,000.

During June 2009, the company issued 20,000 shares of common stock to consultants with a value of $20,400 as payment for services.

During June 2009, the company issued 99,100 shares of common stock with a value of $100,000 as payment for a contract initiation fee related to our license agreement.

NOTE 9.      PREFERRED STOCK

During May 2009, the company issued 50 shares of Series C Preferred Stock as part of a share exchange with the shareholders of Shrink Technologies, Inc.

NOTE 10.     STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123R where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123R the fair value of a stock option granted is estimated using an option-pricing model. As of June 30, 2009 the following stock options were outstanding:

100,000 options were issued to the members of our advisory board.  These options are valued at $42,934 the options are exercisable for 2 years following their effective date of May 29, 2009.  The options were valued using a binomial valuation model.  The variables used in this option-pricing model were: (1) discount rates of 0.92%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 200% and (4) zero expected dividends.

NOTE 11.   SUBSEQUENT EVENTS

During July 2009, the company issued 30,000 shares of common stock to consultants with a value of $30,600 as payment for services rendered.

During July 2009, the company issued 50,000 shares of common stock in exchange of $10,000.

During August 2009, the company issued 108,334 shares to consultants with a value of $112,000 as payment for services rendered.

F-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this report and the “Forward Looking Statements” section in the forepart of this Report (see above) and the “Risk Factors” set forth in Part II of this Report, as may be amended or updated from time to time.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. These statements are based on current information available to management. No assurance can be made that any of our forward looking statements will materialize as planned.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” above, and “Risk Factors” and other business risks and information, set forth herein, as well as business

Background

The Company, originally named Jupiter Processing Inc. incorporated under the laws of the State of Delaware on January 22, 2002.  We changed our name to Audiostocks, Inc. on January 13, 2005.  Effective May 14, 2009, we changed our name to Shrink Nanotechnologies, Inc., in contemplation of our acquisition of Shrink Technologies, Inc., a California corporation (“Shrink”), which was completed on May 29, 2009 (the “Shrink Acquisition”).

Prior to the Shrink Acquisition, the Company was operating solely as an Internet-based publishing platform designed to compile, catalogue, distribute and make functional, financial content and data related to that content.  Due to certain regulatory changes in the securities and financial markets following the Sarbanes-Oxley Act of 2002, as well as the most recent global financial crisis and resulting limits on smaller public company budgets dedicated towards public relations, our ability to find paying customers for our internet publishing services has been severely challenged.  While the Company has nominal remaining operations in this sector, including the vertical search business through StockVert.com, it intends to wind it down and, if possible, liquidate or sell its previous internet publishing business and remaining assets used in this sector.

Shrink As Accounting Acquirer

As a result of our Shrink Acquisition, we have succeeded to the business and research and development operations of Shrink, which now constitute our primary asset and operations.  Accordingly, Shrink is deemed the financial acquirer for accounting related purposes and, the financial statements presented in Part I of this Report, and in this Management Discussion and Analysis of Financial Condition and Results of Operations, are those of Shrink, unless the context requires otherwise.

Summary of Shrink Acquisition Terms

We acquired 100% ownership of Shrink from its sole shareholder, Marshall Khine.  Shrink’s (and therefore our) primary asset is a license agreement with the Regents of the University of California (the “California Regents”) granting Shrink intellectual property rights in patent rights held by the California Regents.  In addition Shrink owns certain trademarks and other intellectual property.

As consideration for the acquisition of Shrink, the Company issued an aggregate of 8,888,888 shares of its common stock and 50 shares of its Series C Preferred Stock.  In addition, the Company (i) assumed pursuant to the terms of a note exchange agreement, the outstanding notes due to Noctua Fund LP, which had an aggregate currently outstanding balance of approximately $118,121, (ii) agreed to issue 99,100 shares of common stock to the California Regents as the initial consideration under Shrink’s license agreement with it (iii) provide Seller with one seat on the Company’s Board of Directors, and (iv) agreed to comply with all outstanding commitments made by Shrink and its consultants, including members of Shrink’s Scientific Advisory Board and its Business Advisory Board. Additional information relating the Shrink Acquisition and Shrink itself is contained in our Current Report on Form 8-K, Filed on June 5, 2009, and exhibits thereto the provisions of which are incorporated herein.

About Our Recently Acquired Shrink Subsidiary

Our recently acquired Shrink subsidiary was incorporated in the state of California on January 15, 2008.   Shrink’s primary asset is its exclusive license from the California Regents to exploit certain intellectual property relating to making shrinkable polystyrene diagnostic chip solutions, which we sometimes refer to herein as the “License Agreement”.  This technology and related intellectual property was developed primarily as a result of the research of Dr. Michelle Khine, with whom we have a consulting agreement.    Dr. Khine is a member of our Scientific Advisory Board.  She served on Shrink’s Scientific Advisory Board from its inception and prior to our acquisition.   Shrink also possesses non-patentable “know-how” related to the licensed intellectual property and other procedures, which it considers a proprietary trade secret.

Shrink is a research, design and development company dedicated to the commercial adoption of a nanotechnology platform which we call the Shrink Chip Manufacturing SolutionTM and which we believe represents a new paradigm in the rapid design and low-cost fabrication of diagnostic chips and other nano-size devices that we intend commercialize as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the business of making solar cell substrates more efficient.  We believe that our technologies are unique.  We have developed a process to print designs and related microstructures on a larger scale on shrinkable polystyrene or other plastic-derived materials and then shrink them down to a nanoscale size.  By using our technologies to “print” on a larger scale and then shrink to the nano-scale, we eliminate the need for clean rooms, and other highly complex robotics or tools which are needed in order to accomplish this.

Additional information relating the Shrink Acquisition and Shrink itself is contained in our Current Report on Form 8-K, Filed on June 5, 2009, and exhibits thereto the provisions of which are incorporated herein.

Our Shrinkable Chip Technology

Shrink is a research and development stage company with an exclusive license to further develop and commercialize an innovative “shrinkable” chip technology developed at the University of California, Merced (“UC Merced”) pursuant to a Research Agreement, under the direction of Dr. Khine.  Shrink’s technology involves the creation and manufacture of certain complex chips or microfluidic diagnostic tools and measuring devices on a larger micro-scale on shrinkable, pre-stressed polystyrene sheets (or other plastic-derived materials such as PolyShrink™) and then shrinking them down significantly in size through a patent-pending process.  Our research indicates, to date, that the technology and materials under development by Shrink result in a relatively “uniform” shrinking process, resulting in a “true” and undisturbed end product that retains its vital properties even at the micro or nano-scale.   We sometimes refer to this platform and technology as the Shrink Chip Manufacturing Solution™.

Shrink has successfully created a number of highly complex prototype chips including microfluidic chips and components for integrated circuitry systems, metal-enhanced fluorescent diagnostic and biological testing chips, “lab-on-a-chip” systems, as well as three dimensional multi-level chip designs.  Our Shrink Chip Manufacturing Solution™  technology, if further developed and commercialized and applied properly, will not only allow the inexpensive development of innovative and complex chips that can be used in applications ranging from chemical or biological molecular measuring tools for the life science industry to use in electronic components, but also allows such manufacture to be completed without the high capital costs and laborious processing steps traditionally associated with microfabrication, such as “clean room” and complex robotics.

The heart of our technology is our use of polystyrene and other pliant and pre-stressed materials used in numerous industrial applications due to its flexible properties and ease of use such as PolyShrink™ or other shrinkable plastics.  These shrinkable plastic chips and our process for making them allow for the ultra-rapid direct patterning of complex or even three dimensional, stacked polystyrene micro and nanostructures.  The benefits of using a shrinkable medium, such as PolyShrink™, result in part from its ability, through our patent-pending processes, to uniformly shrink during heating.

Plans for Preexisting Operations

Prior to and since the Shrink Acquisition we were operating and looking to liquidate, our investor relations and other internet businesses.  We intend on selling or licensing our previous investor relations and related internet business software and do not intend to continue operations in that operating segment any longer.  No assurance can be made that we will be able to do so, or, if we do so, that it will be at favorable terms.

Because we were operational and have revenues from non Shrink related operations in previous periods prior to the Shrink Acquisition, certain portions of this Report and specifically, this Management Discussion and Analysis of Financial Condition and Results of Operations, also contains information that may relate to our previous, non-Shrink related operations, which are no longer material to our business.  As our operations switched to those of Shrink as of May 29, 2009 with Shrink as the surviving accounting acquirer, and since Shrink is a development stage company, a comparison for our pre-Shrink Acquisition business revenues and operations with those of Shrink’s would is necessarily be appropriate or helpful in this Report.  Moreover, as Shrink on its own has limited operations or history, there is little historic information upon which shareholders may assess our business prospects.

Recent Events

Restated By Laws Adoption

Effective as of June 19, 2009, we adopted Amended and Restated By-Laws (the “Restated By-Laws”), which provide, among other things, for the formation of and delegation of responsibilities to, committees of the Board of Directors, and indemnification of officers and directors.  A copy of the Restated By-Laws were filed as an Exhibit to our Current Report on Form 8-K, Date of Event: June 17, 2009.

Appointment of New Director

Effective as of June 22, 2009, Dr. Heiner Dreismann was appointed to the board of directors of Shrink Nanotechnologies, Inc., a Delaware corporation (the “Company”), bringing the number of persons on the Company’s board to four, consisting of Mark L. Baum, Esq., James B. Panther II, Marshall Khine and Dr. Heiner Dreismann, and simultaneously with the appointment of Dr. Dreismann, the Company entered into a consulting agreement with Mr. Dreisman providing for compensation in stock and, if certain capital needs are met, cash.

Change in trading Symbol to INKN

Effective as of June 24, 2009, the Company was advised by FINRA that its ticker symbol has been changed as a result of its name change, to INKN.

Six  Months Ended June 30, 2009 Compared to the Period ended June 30, 2008

Results of Operations; Material Changes in Financial Condition

The most significant event and change to our Company during the three months ended June 30, 2009, was the acquisition of Shrink, which is our only material business.  This acquisition resulted in Shrink being the surviving entity for financial and accounting reporting purposes.  Our discussion herein, therefore, primarily relates to this business, as Shrink is our surviving entity for accounting purposes.

Shrink was formed on January 15, 2008.  Accordingly, any comparison data herein relating to periods of Shrink in 2008, includes such period, from the date of inception of Shrink.

As Shrink is a development stage company, in the health sciences technology industry, we expect to incur substantial additional investment expenses in commercializing our Shrink related technologies.

Revenues

We have not had revenues from operating activities for the six months ended June 30, 2009 as compared to the same period in 2008 from our previous business.  Management attributes the lack of revenues from non-Shrink related business to general market conditions.

As our recently acquired Shrink business is a development stage company that has not commercialized its technologies yet, Shrink has not had revenues and, we do not expect to have revenues from Shrink’s operations for some time.

Operating Expenses

Our non-Shrink related business had total operating expenses of $48,397 associated with for the six months ended June 30, 2009 as compared with total operating expenses of $170,720 for the six months ended June 30, 2008.  Management attributes the lack of operating expense to the general decrease in business operations.

Our Shrink related business had total operating expenses of $398,469 related to research and development activities and $1, as compared to the same period in 2008.  We expect operating expenses to continue as we invest further in research and development activities.

Net Loss From Operations

For the six months ended June 30, 2009, we had a net loss of $412,555 from operations as compared to a net loss of $1 from operations for the period ended June 30, 2008.  Management attributes the increase in net loss to general market conditions, to the cessation of our internet operations and, more recently to our acquisition of Shrink.

We anticipate that losses relating to our previous non-Shrink related business will diminish as we have wound down or sold these related operations in late 2008 and early 2009.  We do not currently incur material expenses related to these businesses.

We anticipate, however, continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.

Liquidity and Capital Resources

Our cash on hand at June 30, 2009 was $97,878 as compared to $0 on hand June 30, 2008.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report.  A portion of our research is being conducted by the University of California, through grants.  We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

The Company estimates that it will cost approximately $9,000,000 in deficit cash flows until sustained potential profitability, and that substantial additional costs will be incurred in order to commercialize its Shrink related technologies.

Research Agreement with UC Merced

Shrink is a party to a research agreement with UC Merced, which agreement is referred to in this Report as the Research Agreement.  Pursuant to the Research Agreement, UC Merced agreed to undertake a research project and Shrink agreed to reimburse it for all direct and indirect costs incurred in connection with the research, up to the amount of $640,935 and in accordance with an agreed-upon budget.  The Research Agreement provides Shrink with the right to elect to receive an exclusive royalty-bearing license to make, use, sell, offer for sale and import any products and practice any methods in the inventions or discoveries conceived and reduced to practice in the performance of the research conducted under the Research Agreement.  We have exercised our rights under this agreement and entered into a license agreement with the California Regent.

Our Exclusive License Agreement

The underlying intellectual property and patent rights to Shrink’s proprietary technologies are owned by the California Regents.  On April 29, 2009 and pursuant to the terms of the Research Agreement, Shrink and the California Regents entered into an Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, which is referred to in this Report as the License Agreement.  The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.  The following description of the License Agreement is a summary only, and is qualified in its entirety by the actual agreement which is filed as an Exhibit to our Current Report on Form 8-K, filed June 5, 2009.

The term of the License Agreement commenced April 29, 2009 and will continue in effect until the expiration or abandonment of the last patent covered by the agreement, unless we terminate it on 60 days’ notice or the California Regents terminated it on 60 days’ notice if we default on our obligations under the agreement and fail to cure such default during the 60 day period.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

The Company’s subsidiary is a party to the License Agreements and Option and Research Agreements mentioned above and incorporated herein.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.   The foregoing is a summary only of our sublease with Business Consulting Group Unlimited, Inc., a copy of which is attached as an Exhibit to this Report, the provisions of which are incorporated by reference herein.

The Company previously shared office space with the Noctua Fund Manager, LLC.  On January 1, 2009 we began accruing a $2,500 rental expense each month for the use of the space.  There is currently no written agreement; it is a verbal agreement between the two companies.  The verbal agreement ceased on May 29, 2009 pursuant the Company’s execution of a sublease.

Recent Accounting Pronouncements

We are not aware of any additional pronouncements that materially effect our financial position or results of operations.

Research and Development

The Company estimates that at least $73,554 has been spent by Shrink during fiscal 2009 and $79,352 during fiscal 2008 on research and development activities, all of which has stemmed from payments from Shrink through UC Merced or, to a limited extent, CIRM.

Employees

We currently do not have any full time employees.  We obtain certain administrative services from BCGU, LLC, or BCGU, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month pursuant to an operating agreement.  The foregoing is a summary only of our operating agreement with BCGU, LLC, a copy of which is attached as an Exhibit to our Current Report on Form 8-K, Filed June 5, 2009.

We hire independent contractor labor on an as needed basis and have entered into consulting arrangements with certain directors and advisory board members in exchange for stock or derivative securities. We have not entered into a collective bargaining agreement with any union.

Properties

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.   The foregoing is a summary only of our sublease with Business Consulting Group Unlimited, Inc., a copy of which is attached as an Exhibit to this Report, the provisions of which are incorporated by reference herein.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company primarily holds its cash in checking, bank money market and savings accounts.  As of August 13, 2009, the we have not entered into any type of hedging or interest rate swap transaction.  The we do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Shrink’s primary asset is its exclusive license to utilize certain patent-pending technologies (the “Technologies”) owned by the California Regents.   Dr. Michelle Khine was the primary scientist and driving force behind Shrink’s development and founding.  Shrink’s technology is subject to a number of risks and uncertainties, including, without limitation, our ability to continue and complete developing the Technologies to perfection and continually innovating its use for new processes, our ability to obtain market acceptance for our Technology and commercialize the Technology, which involves an extended marketing and development period until manufacturers accept and utilize our Technologies regularly, our ability to protect our Technology and intellectual property rights as well our ability to compete with other technologies by companies with more capital and greater market penetration and resources than we.  Government regulation may hamper or altogether prevent Shrink from ever commercializing any product.  The following risks, as well as other related risks and information relating to our liquidity and capital resources and competition, should be carefully considered by all our shareholders or persons otherwise reviewing this Report.

General Risks

You will suffer immediate and subsequent dilution and the costs of the securities you may purchase at exceed the price paid by current principal shareholders.

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  Therefore, the shareholders will bear a substantial portion of the risk of loss.

We may not be able to continue operations as a going concern and we need substantial additional capital to continue our research and development activities and begin commercialization plans.  Research and Development costs of Shrink have been completely paid for to date by the California Regents, and to a lesser extent, CIRM and, we do not have any capital commitments at this time.

Shrink is currently a research and development company only.  We do not believe that the sale of our remaining AudioStocks business related assets will be sufficient to fund our operations or research to any material degree.  Nonetheless, we have no further commitments for grants and grant funds can not, generally, be used towards commercialization and manufacturing efforts.  Accordingly, the corporation will be dependant on obtaining additional external sources of capital in order to fund its operations or even continue as a going concern.

A future capital raise could involve a private or public sales of equity securities or the incurrence of additional indebtedness. Additional funding may not be available on favorable terms, or at all. If we borrow additional funds, we likely will be obligated to make periodic interest or other debt service payments and may be subject to additional restrictive covenants. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures, selling assets or downsizing or restructuring our operations. If we raise additional funds through public or private sales of equity securities, the sales may be at prices below the market price of our stock, and our shareholders may suffer significant dilution as a result of such sale.

Anti-takeover provisions in our organizational documents and Delaware law may limit the ability of our stockholders to control our policies and effect a change of control of our company and may prevent attempts by our stockholders to replace or remove our current management, which may not be in your best interests.

There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include the following:

• Currently, we have at least two classes of preferred stock authorized and outstanding, all of which contain significant anti-takeover and change of control deterrents and her held or controlled by our principal shareholders.  Additionally, our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control;
• our certificate of incorporation prohibits our stockholders from filling board vacancies, calling special stockholder meetings or taking action by written consent;
• our certificate of incorporation provides for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of directors; and
• our bylaws require advance written notice of stockholder proposals and director nominations. Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control.

Compliance With Sarbanes-Oxley Could Be Time Consuming and Costly, Which Could Cause Our Independent Registered Public Accounting Firm To Conclude That Our Internal Control Over Financial Reporting Is Not Effective.

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm that both addresses management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We also expect the new regulations to increase our legal and financial compliance cost, make it more difficult to attract and retain qualified officers and members of our Board of Directors (particularly to serve on an audit committee) and make some activities more difficult, time consuming and costly.  We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then we may be unable to continue to have our common stock traded on the Over-the-Counter Bulletin Board and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

You will experience substantial dilution upon the conversion of the shares of already issued preferred stock; the existence of our preferred stock may adversely affect our ability to raise capital.

Currently, four million shares (4,000,000) of Series A Preferred Stock and 150 shares of non-voting Series C Preferred Stock are issued and outstanding and held by certain principal shareholders or their affiliates.   These shares are all convertible and contain strict anti dilution provisions and other restrictive covenants.  As a result, over 90% of our voting control is vested in three beneficial owners.  Moreover, as shares of preferred stock are converted and sold, such sales are likely to have a highly dilutive effect on our stock price.

Additionally, the existence of our outstanding preferred stock may hinder our ability to raise capital at favorable prices if and as needed, or to make acquisitions.

As a result, these members of management will be able to:

• control the composition of our board of directors; control our management and policies;
• determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and
• act in each of their own interests, which may conflict with, or be different from, the interests of each other or the interests of the other stockholders.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

Since our stock ownership is concentrated among a limited number of holders, those holders have significant influence over all actions requiring stockholder approval, including the election of our board of directors. Through their concentration of voting power, they could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.  In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders.

Conflicts of interest between the stockholders and our company or our directors could arise because we do not comply with the listing standards of any exchange with regard to director independence.

We are not listed on a stock exchange and our Board of Directors does not comply with the independence and committee requirements which would be imposed upon us if we were listed on an exchange.  In the absence of a majority of independent directors, our directors could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between the stockholders and our company or our directors.

We may issue additional shares and dilute your ownership percentage.

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 95,000,000 common shares, of which less than 40% have been issued or reserved for issuance as of August 12, 2009.  In addition, the board is authorized to issue up to 5,000,000 preferred shares.  For instance, currently contemplate raising capital and issuing equity or convertible debt, which could result in immediate further dilution.  If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of the existing stockholders will be reduced.  We are authorized to issue millions more shares of common stock and preferred stock. We have the right to raise additional capital or incur borrowings from third parties to finance our business. Our board of directors has the authority, without the consent of any of the stockholders, to cause us to issue more shares or our common stock and shares of our preferred stock at such price and on such terms and conditions as are determined by the Board in our sole discretion.  The issuance of additional shares of capital stock by us would dilute the stockholders’ ownership in us.

Lack of economic review may interfere with investors’ ability to fully assess merits and risks associated with purchase of our stock.

The procurement by prospective investors of an independent review of the investments merits of a proposed subscription for our stock would be costly and can normally be conducted only by those prospective investors whose subscriptions will be of sufficient magnitude that they, either alone or by a pooling of their resources with those of other prospective investors, could afford the expense of such independent analysis, including the retaining of independent consultants. Such a review might or might not prove favorable.  Accordingly, subscription to the stock is suitable only for such proposed investors willing and able to accept the risks created by a failure to conduct an independent analysis of this investment.

We Do Not Anticipate Paying Cash Dividends, Which Could Reduce The Value Of Your Stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant. If we do not pay dividends, we have certain obligations to the holders of our Series B Preferred stock, who are entitled to a 15% of gross revenues priority dividend.  Our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Future sales of our common stock issuable upon conversion of our senior convertible notes or preferred stock may adversely affect the market price of our common stock.

In connection with our acquisition of Shrink, we assumed and consolidate outstanding notes due to Noctua Fund LP, which have a currently outstanding principal balance of $118,121.  The note, as consolidated is initially convertible into our common stock at a conversion price of $.20 per share, or approximately 590,605 shares.  We also have outstanding 4,000,000 shares of Series A Preferred Stock, which is immediately convertible, on a 1-to-1 basis, into our common stock.  Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. The price of our common stock could be affected by possible sales of our common stock by holders of our senior convertible notes and by hedging or arbitrage trading activity that may develop involving our common stock.

There is limited historical information available for investors to evaluate our performance or a potential investment in our shares.

We are a development stage company with little historical information available to help prospective investors evaluate our performance or an investment in our shares, and our historical financial statements are not necessarily a meaningful guide for evaluating our future performance because we have not begun to manufacture and market our products.

Our common stock does not trade in a mature market and therefore has limited liquidity.

Our common stock trades on the over-the-counter market.  The average daily trading volume of our common stock on the over-the-counter market has not been consistent. Our daily volume remains relatively limited and there is no assurance that increased volume, if any occurs, will continue. Holders of the our common stock may not be able to liquidate their investments in a short time period or at the market prices that currently exist at the time a holder decides to sell.  Because of this limited liquidity, it is unlikely that shares of our common stock will be accepted by lenders as collateral for loans.

The Company’s shareholders may face significant regulatory restrictions relating to the sale of their stock, as a result of penny stock and similar rules.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

• 3a51-1 which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;
• 15g-1 which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
• 15g-2 which details that brokers must disclose risks of penny stock on Schedule 15G;
• 15g-3 which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
• 15g-4 which explains that compensation of broker/dealers must be disclosed;
• 15g-5 which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
• 15g-6 which outlines that broker/dealers must send out monthly account statements; and
• 15g-9 which defines sales practice requirements.

            Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Risks Related To Development And Commercialization Of Our Products:

Our previous Audiostocks related businesses have dramatically diminished and we do not intend to pursue them in any significant manner.  Our Shrink subsidiary is a research and development startup company and has not generated any operating revenues and may never achieve profitability, and we have yet to commercialize its inventions.

We sold the assets relating to our AudioStocks internet based investor relations business in late 2008, with the exception of certain proprietary software which we intend to sell in the future, if possible.  Therefore, we do not have any revenues or significant assets from our prior businesses.

Our recently acquired subsidiary, Shrink, is a risky and unproven development stage company and, to date, has not generated any revenues from sales.  We cannot assure you that we will generate revenues or that we can achieve or sustain profitability in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if we can achieve market acceptance.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If we are unable to obtain required clearances or approvals for the commercialization of our products in the United States, we may not be able to sell products and our sales could be adversely affected.

Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for our products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing, cost and ability to obtain approvals difficult to predict.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification, or 510(k), or through approval of a Premarket Approval, or PMA. To receive 510(k) clearance, a new product must be substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976. The FDA may determine that a new product is not substantially equivalent to a device first marketed in interstate commerce prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. The 510(k) clearance and PMA review processes can be expensive, uncertain and lengthy. It generally takes from three to five months from submission to obtain 510(k) clearance, and from six to eighteen months from submission to obtain a PMA approval; however, it may take longer, and 510(k) clearance or PMA approval may never be obtained.

Modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) or PMA submissions.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

Our success is highly dependent on the continued services of a limited number of skilled scientists, especially, Dr. Michelle Khine and Dr. Heiner Dreismann. The company does not have an employment agreement with Dr. Khine, and the company does have a consulting agreement with Dr. Dreismann.  In addition, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms.  The competition for qualified personnel in industrial, academic and nonprofit research sectors is significant.

The loss of the services of any of our key research and development, engineering or operational personnel or senior management without adequate replacement, or the inability to attract new qualified personnel, would have a material adverse effect on our operations.

Significant existing or additional governmental regulation could subject us to unanticipated delays and costs, which would adversely affect our revenues.

            Our products are still in the development stage, however, certain products which we may produce may be subject to government regulation depending upon their ultimate use. The successful implementation of our business strategy depends in part on our ability to get our products into the market as quickly as possible. Additional laws and regulations, or changes to existing laws and regulations, applicable to our business may be enacted or promulgated and the interpretation, application or enforcement of existing laws and regulations may change. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements, or the specific effects any of these might have on our business. Any future laws, regulations, interpretations, applications, or enforcements could delay or prevent regulatory approval or clearance of our products and our ability to market our products. Moreover, if we do not comply with existing or future laws or regulations, we could be subject to the following types of enforcement actions by the FDA and other agencies:
•	Fines;
•	Injunctions;
•	Civil penalties;
•	Recalls or seizures of our products;
•	Total or partial suspension of the production of our products;
•	Withdrawal of existing approvals or premarket clearances of our products;
•	Refusal to approve or clear new applications or notices relating to our products;
•	Recommendations by the FDA that we not be allowed to enter into government contracts; and
•	Criminal prosecution.

Risks Relating To Our Products And Technology

We rely in part, on the University of California Regents to file and secure our patents.

In addition to the option agreement with the California Regents, Shrink has entered into a research and development agreement with UC Merced in order to fund certain research based on the intellectual property we have licensed and have the right to license from the California Regents.  The agreement with UC Merced provides Shrink with an exclusive opportunity to license any technology that flows (derivative IP) from the research Shrink funds at UC Merced.  Should any intellectual property flow from this research and development agreement and Shrink elects to exercise such rights, it will be required to make annual payments to the California Regents as well as royalty payments as commercialization occurs.

Under our research and development agreements we rely on third party laboratories that can experience manufacturing problems or delays, which could result in decreased revenue or increased costs.

All of our research and development agreements require processes that are complex and require specialized and expensive equipment. Replacement parts for this specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. There can be no assurance that our funding commitment under the UC Merced research and development agreements will be adequate to fund the equipment requirements.  We also rely on numerous third parties to supply production materials and in some cases there may not be alternative sources immediately available, or they may not be available at a reasonable cost.

We will be subject to applicable regulatory approval requirements of the foreign countries in which we could sell products, which are costly and may prevent or delay us from marketing our products in those countries.

In addition to regulatory requirements in the United States, we will be subject to the regulatory approval requirements for each foreign country to which could export our products. In the European Union, regulatory compliance requires affixing the “CE” mark to product labeling. Although our new products could be made eligible for CE marking through self-certification, this process can be lengthy and expensive. In Canada, as another example, our new products could require approval by Health Canada prior to commercialization along with International Standards Organization, or ISO, 13485/CMDCAS certification. It generally takes from three to six months from submission to obtain a Canadian Device License. Any changes in foreign approval requirements and processes may cause us to incur additional costs or lengthen review times of our new products, if any. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulties that may delay or prevent our development, introduction or marketing of new or enhanced products.

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process. We may experience research and development, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or enhancements. We cannot be certain that:

• any of the products under development will prove to be effective in generating sales demand;
• we will be able to obtain, in a timely manner or at all, regulatory approval, if required, to marketany of our products that are in development or contemplated;
• the products we develop can be manufactured at acceptable cost and with appropriate quality; orthese products, if and when approved, can be successfully marketed.

The factors listed above, as well as manufacturing or distribution problems, or other factors beyond our control, could delay new product launches. In addition, we cannot assure you that the market will accept these products. Accordingly, there is no assurance that our overall revenue will increase if and when new products are launched.

Intense competition could limit our ability to secure market share which could impair our ability to sell our products and harm our financial performance.

The microfluidics, biochip and renewable energy industries, along with nearly every market we seek to penetrate, are new and underdeveloped markets and industries are rapidly evolving, and developments are expected to continue at a rapid pace. Competition in this industry, which includes competition from professional diagnostic, consumer diagnostic and renewable energy businesses, among others, is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing, medical products and renewable energy companies, universities and other research institutions.

Our future success depends upon maintaining a competitive position in the development of products and technologies in our areas of focus. Our competitors may:

• develop technologies and products that are more effective, less expensive, safer or more readily available than our products or that render our technologies or products obsolete or noncompetitive;
• obtain patent protection or other intellectual property rights that would prevent us fromdeveloping potential products; or
• obtain regulatory approval for the commercialization of our products more rapidly or effectivelythan we do.

As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical.

Also, the possibility of patent disputes with competitors holding domestic and/or foreign patent rights may limit or delay expansion possibilities. In addition, many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources, giving them a competitive advantage in the markets in which we hope to operate.

The market for the sale of our products is also highly competitive. This competition is based principally upon price, quality of products, customer service and marketing support. We believe that a number of our competitors are substantially larger than we are and have greater financial resources, and have a more established sales and marketing force already operating in the market, which would give them a competitive advantage over us.

We must be able to manufacture new and improved products to meet customer demand on a timely and cost-effective basis.

We do not have any manufacturing facilities.  Even if we are able to develop our products, and penetrate the drug and life science industries, we would have to construct or acquire a manufacturing facility and train appropriate personnel or find third parties to whom we could outsource such manufacturing.   To build a manufacturing facility, we will need substantial additional capital and we do not have any capital commitments to fund such construction.  In addition, we must be able to resolve in a timely manner manufacturing issues that may arise from time to time as we commence production of our complex products.  With a start up manufacturing facility, unexpected problems may be more frequent as new equipment is put on line and operators are inexperienced in its operation.   Unanticipated difficulties or delays in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our business.

A significant portion of our sales will be dependent upon our customers’ capital spending policies and research and development budgets, and government funding of research and development programs at universities and other organizations, which are subject to significant and unexpected fluctuations.

Our target markets include pharmaceutical and biotechnology companies, academic institutions, government laboratories, and private foundations. Fluctuations in the research and development budgets at these organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities, general economic conditions, and institutional and governmental budgetary policies. Our business could be seriously damaged by any significant decrease in capital equipment purchases or life sciences research and development expenditures by pharmaceutical and biotechnology companies, academic institutions, government laboratories, or private foundations.

The timing and amount of revenues from customers that rely on government funding of research may vary significantly due to factors that can be difficult to forecast. Research funding for life science research has increased more slowly during the past several years compared to the previous years and has declined in some countries, and some grants have been frozen for extended periods of time or otherwise become unavailable to various institutions, sometimes without advance notice. Although the level of research funding increased significantly during the years 1999 through 2003, increases for fiscal 2004 through 2008 were significantly lower. Government funding of research and development is subject to the political process, which is inherently fluid and unpredictable. Other programs, such as homeland security or defense, or general efforts to reduce the federal budget deficit could be viewed by the U.S. government as a higher priority. These budgetary pressures may result in reduced allocations to government agencies that fund research and development activities. Past proposals to reduce budget deficits have included reduced NIH and other research and development allocations. Any shift away from the funding of life sciences research and development or delays surrounding the approval of government budget proposals may seriously damage our business.

Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition, greater access to brand name suppliers, and significantly greater financial, marketing and other resources than we do.

Many of these current and potential competitors can devote substantially more resources to the development of their business operations than we can at present.  Currently, we do not have a marketing or manufacturing infrastructure in place.   In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with other established competitors or with specific product manufacturers, which will allow them pricing advantages due to economies of scale or pursuant to distribution agreements with suppliers. Some large product distributors may also have exclusive distribution agreements or protected territories in which they can sell specific brand name products at a significant discount, or territories in which they may seek to exclude us from selling a specific brand of product. These types of arrangements between our competitors and manufacturers and suppliers may limit our ability to distribute certain products and could adversely affect our revenues.

There can be no assurance that new products we introduce will achieve significant market acceptance or will generate significant revenue.

The market for products in micro-fluidics, bio-sensing and renewable energy industries is characterized by rapid technological advances, evolving standards in technology and frequent new product and service introductions and enhancements. Possible short life cycles for products we sell may necessitate high levels of expenditures for continually selecting new products and discontinuing the sale of obsolete product lines. To obtain a competitive position, we must continue to introduce new products and new versions of existing products that will satisfy increasingly sophisticated customer requirements and achieve market acceptance. Our inability or failure to position and/or price our new or existing products competitively, in response to changes in evolving standards in technology, could have a material adverse effect on our business, results of operations or financial position.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability.

The manufacturing and marketing of our products will involve an inherent risk of product liability claims. In addition, our product development is and production will be extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In the event that we are held liable for a claim for which we are not indemnified or insured that claim could materially damage our business and financial condition. Even if we are indemnified, we may not be able to obtain reimbursement of our damages from the indemnifying party, because for example they do not have sufficient funds or insurance coverage to pay us.  If a claim is made for which we have insurance coverage, we can not be certain that the amount of such coverage will be sufficient, or that we will be able to collect on a claim when we make it.

Because we have not yet begun to sell our products, we have not obtained insurance covering product liability claims or product recall claims against us.  When we begin to market our products, such insurance may not be available to us, or not available on terms which we find acceptable.   We may determine that the cost of such insurance is too high when compared to the risks of not having coverage and we may determine not to obtain policies insuring such risks, or we may obtain policies with a high deductible.

If we are not able to adequately protect our intellectual property, we may not be able to compete effectively.

Our success depends, to a significant degree, upon the protection of our proprietary technologies. While we currently license certain U.S. patents and patent applications from UC Merced, we may need to pursue additional protections for our intellectual property as we develop new products and enhance existing products and technologies. We may not be able to obtain appropriate protections for our intellectual property in a timely manner, or at all. Our inability to obtain appropriate protections for our intellectual property may allow competitors to enter our markets and produce or sell the same or similar products.

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

• the pending patent applications we have filed or to which we have exclusive rights may not resultin issued patents or may take longer than we expect to result in issued patents;
• the claims of any patents which are issued may not provide meaningful protection;
• we may not be able to develop additional proprietary technologies that are patentable; the patentslicensed or issued to us or our customers may not provide a competitive advantage;
• other parties may challenge patents or patent applications licensed or issued to us or ourcustomers;
• patents issued to other companies may harm our ability to do business; and
• other companies may design around technologies we have patented, licensed or developed.

            We may need to obtain licenses to patents or other proprietary rights from third parties. We may not be able to obtain the licenses required under any patents or proprietary rights, or they may not be available on acceptable terms. If we do not obtain required licenses, we may encounter delays in product development or find that the development, manufacture or sale of products requiring licenses could be foreclosed. We may, from time to time, support and collaborate in research conducted by universities and governmental research organizations, such as UC Merced, UC Irvine and MF3 at UC Irvine. We may not be able to acquire exclusive rights to the inventions or technical information derived from these collaborations, and disputes may arise over rights in derivative or related research programs conducted by us or our collaborators.

In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights.  Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries.

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings.  Litigation may be necessary to:

• assert claims of infringement;
• enforce our patents;
• protect our trade secrets or know-how; or
• determine the enforceability, scope and validity of the proprietary rights of others.

Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents, if any, at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

Litigation may be necessary to enforce intellectual property rights. Litigation is inherently uncertain and the outcome is often unpredictable. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any and the damages or other remedies awarded, if any, may not be commercially valuable.

For a variety of reasons, for example, because we do not have adequate funds, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. Our trade secrets may also become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. Changes in laws concerning intellectual property would affect our ability to protect our intellectual property, if any.

Although we have implemented safeguards to prevent unauthorized access to our ecommerce sites, there always exists certain security risks, which may cause interruptions, delays or cessation in service.

Despite the implementation of security measures, our network infrastructure may be vulnerable to computer viruses or problems caused by third parties, which could lead to interruptions, delays or cessation in service to our clients. Inappropriate use of the Internet by third parties could also potentially jeopardize the security or deter certain persons from using our services. Such inappropriate use of the Internet would include attempting to gain unauthorized access to information or systems - commonly known as "cracking" or "hacking." Although we intend to continue to implement security measures, such measures have been circumvented in the past, and there can be no assurance that measures implemented will not be circumvented in the future. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in service to our operations. There can be no assurance that customers or others will not assert claims of liability against us as a result of failures. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of a legal proceedings being commenced against us.

 Because of the nature of our business, we may be subject at any particular time to commercial disputes, consumer product claims, negligence or various other lawsuits arising in the ordinary course of our business, including employment matters, and we expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance.  We cannot assure you that any future lawsuits relating to our businesses will not have a material adverse effect on us.

If the results of clinical studies required to gain regulatory approval to sell our products are not available when expected or do not demonstrate the anticipated utility of those potential products, we may not be able to sell future products and our sales could be adversely affected.

To the extent we are successful in developing health and other related products that require clinical trials and regulatory approval, we may conduct clinical studies intended to demonstrate that our potential products perform as expected. The results of these clinical studies are used as the basis to obtain regulatory approval from government authorities such as the FDA. Clinical studies are experiments conducted using potential products and human patients having the diseases or medical conditions that the product is trying to evaluate or diagnose. Conducting clinical studies is a complex, time-consuming and expensive process. In some cases, we may spend as much as several years completing certain studies.

To the extent we are required to conduct clinical or other studies and we fail to adequately manage our clinical studies, our clinical studies and corresponding regulatory approvals may be delayed or we may fail to gain approval for our potential product candidates altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not be able to obtain regulatory approval. If we are unable to market and sell our new products or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially and adversely affected.

Risks Relating to Our Operations

We are currently in a growth stage and may experience setbacks in both business and product development.

We are subject to all of the risks inherent in both the creation of a new business and the development of new and existing products. As a growth-stage company, our cash flows may be insufficient to meet expenses relating to our operations and the growth of our business, and may be insufficient to allow us to develop new and existing products. We currently so not manufacture or market any product and we cannot be certain that we will ever be able to develop, manufacture, market or sell any product.

We currently do not have adequate insurance coverage for claims against us.

We face the risk of loss resulting from product liability, securities, fiduciary liability, intellectual property, antitrust, contractual, warranty, environmental, fraud and other lawsuits, whether or not such claims are valid.  In addition, we do not have adequate or in some cases, any product liability, fiduciary, directors and officers, property, natural catastrophe and comprehensive general liability insurance.  To the extent we secure adequate insurance it may not be adequate to cover such claims or may not be available to the extent we expect. If we are able to secure adequate insurance our costs could be volatile and, at any time, can increase given changes in market supply and demand. We may not be able to obtain adequate insurance coverage in the future at acceptable costs.  A successful claim that exceeds or is not covered by our policies could require us to pay substantial sums.  Even to the extent we are able to acquire adequate insurance, we may not be able to afford to continue coverage through a policy period or in multiple and successive policy periods.

Presently, we have under-qualified management operating the company.

The present management team is likely not experienced enough and sufficient in number to maximize or even realize the potential of Shrink.  It is very likely that more qualified additional managers, with significantly more specific experience in the businesses we seek to engage in, will need to be hired.  The sooner we can hire these people the better.  These persons will likely require substantial salaries and compensation packages that the company cannot presently afford.  Additionally, to the extent we use a service to assist the company in finding qualified managers, there may be substantial fees associated with recruiting new additional or replacement managers.  To the extent that we are unable to ultimately bring managers into the company who are more qualified than our present team, the company and it’s shareholders will be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During July 2009, the company issued an aggregate of 30,000 shares of common stock to 2 consultants with an aggregate value of $30,600 as payment for services rendered.

During July 2009, the company issued 50,000 shares of common stock to an investor in exchange for $10,000.

During August 2009, the company issued 100,000 shares of common stock to a member of the scientific advisory board valued at $102,000.

During August 2009, the company issued 8,334 shares to consultants with a value of $10,000 as payment for services rendered.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering.  We made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  There was no general solicitation or general advertising used to market the securities and all of the issuees were either affiliates of the Company or had a pre-existing business relationship with the Company.  We provided each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.*
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2009, to be signed on its behalf by the undersigned on August 14, 2009, thereunto duly authorized.

SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)