Form 10-Q
period 2009-09-30
Shrink Nanotechnologies, Inc.
filed 2009-11-19
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-5286

b

 Shrink Nanotechnologies, Inc.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

34,563,965  common shares outstanding, $0.001 par value, at November 17,  2009

SHRINK NANOTECHNOLOGIES, INC.

September 30, 2009 FORM 10-Q QUARTERLY REPORT

INDEX
Page

Forward Looking Statements	ii

PART I - FINANCIAL INFORMATION	F-1

Item 1. - Financial Statements.	F-1
Consolidated Balance Sheets as of  September 30, 2009 (unaudited) and December 31, 2008

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.	4

Item 4 - Controls and Procedures.	5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	6

Item 1A – Risk Factors	6

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3 - Defaults Upon Senior Securities	16

Item 4 - Submission of Matters to a Vote of Security Holders	16

Item 5 - Other Information	16

Item 6 - Exhibits.	16

i

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  In particular, this report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations with respect to our recently acquired business which is the primary subject of this report, as well as our plans to wind down our existing internet-based publishing business.  These statements are expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Some specific forward looking statements that are necessarily subject to uncertainties include, without limitation,  items contemplating or making assumptions about the progress of our research and development activities; our ability to further acquire, hold and defend our intellectual property; the development, commercialization and market acceptance of our recently acquired microfluidic and “shrinkable plastic” technologies and other related technologies; the cost to complete the development and commercialization of these technologies and products made or based on these technologies; and the presumed size and growth of the market for lab-on-a-chip devices; and the projected growth in stem cell research and alternative energy demands (specifically, products ultimately dervived from our solar concentrator technology), all of which constitute forward-looking statements.

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

  ii

Item 1.    Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash	$ 81,978	$ 37,939
Accounts receivable	6,463	-
Prepaid expenses	223,150	-
Total current assets	311,591	37,939

Property, plant and equipment, net	149,135	-
Intangible assets, net	104,509	-

TOTAL ASSETS	$ 565,235	$ 37,939

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 521,038	$ 35,338
Stock to be issued	67,500	-
Due to a related party	12,500	-
Convertible debentures, default - related party	-	45,547
Taxes payable	14,744	-
Total current liabilities	615,782	80,885

Long term liabilities
Convertible debentures, net of discount - related party	24,007	45,547

TOTAL LIABILITIES	629,590	126,432

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized, $0.001 par value issued and outstanding 4,000,150 and 50
at September 30, 2009 and December 31, 2008, respectively	4,000	-
Common stock, 95,000,000 shares authorized, $0.001 par value issued and outstanding 34,117,297 and 8,888,888
at September 30, 2009 and December 31, 2008, respectively	34,117	8,889
Additional paid in capital	1,006,968	(8,888)
Accumulated deficit	(1,119,640)	(88,493)
TOTAL STOCKHOLDERS' DEFICIT	(74,555)	(88,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 565,235	$ 37,939

See accompanying unaudited notes to the financial statements

F1

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS

			For nine months	From Inception	From Inception
	For the three months ended		ended	January 15, 2008	January 15, 2008
	September 30,	September 30,	September 30,	through September 30,	through September 30,
	2009	2008	2009	2008	2009
	(unaudited)		(unaudited)		(unaudited)
Net revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Research and development	-	41,094	73,554	41,094	152,906
Professional fees	50,332	-	97,679	-	97,679
General and administrative	537,977	4,264	811,269	4,264	820,410
Depreciation, depletion, and amortization	12,733	-	17,009	-	17,009
Total operating expenses	601,042	45,358	999,511	45,358	1,088,004

Loss from Operations	(601,042)	(45,358)	(999,511)	(45,358)	(1,088,004)

Other Income (Expense)
Interest expense	(17,550)	-	(31,636)	-	(31,636)
Total Other Income (Expense)	(17,550)	-	(31,636)	-	(31,636)

(Loss) Before Income Taxes	(618,592)	(45,358)	(1,031,147)	(45,358)	(1,119,641)

Income Taxes	-	-	-	-	-

NET (LOSS)	$ (618,592)	$ (45,358)	$ (1,031,147)	$ (45,358)	$ (1,119,640)

Net (loss) per common share	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.01)	$ (0.08)
Net (loss) per common share - diluted	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.01)	$ (0.08)

Weighted average common and common equivalent shares outstanding
Basic	33,281,950	8,888,888	19,913,706	8,888,888	13,712,246
Diluted	33,281,950	8,888,888	19,913,706	8,888,888	13,712,246

See accompanying unaudited notes to the financial statements

  F2

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS

	For nine months	From Inception	From Inception
	ended	January 15, 2008	January 15, 2008
	September 30,	through September 30,	through September 30,
	2009	2008	2009
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ (1,031,147)	$ (45,358)	$ (1,119,640)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation, amortization	17,009	-	17,009
Debt discount amortization	21,568	-	21,568
Non-cash share-based payments	518,037	-	528,237
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	(223,150)		(223,150)
Accounts receivable	(4,790)	-	(4,790)
Accounts payable and accrued liabilities	428,675	225	453,813
NET CASH USED IN OPERATING ACTIVITIES	(273,798)	(45,133)	(326,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	62,404	-	62,404
Additions to fixed assets	(13,535)	-	(13,535)
Additions to intangible assets	(106,033)	-	(106,033)
NET CASH FROM INVESTING ACTIVITIES	(57,164)	-	(57,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital raise	355,000	1	355,001
Proceeds from convertible debentures	20,000	51,094	111,094
NET CASH FROM FINANCING ACTIVITIES	375,000	51,095	466,095

NET CHANGE IN CASH	44,039	5,962	81,978
CASH BALANCES
Beginning of period	37,939	-	-
End of period	$ 81,978	$ 5,962	$ 81,978

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 125	$ -	$ -
Income taxes paid	-	-	-

NON-CASH ACTIVITIES:
Non-cash assets acquired through reverse acquisition	$ 152,759	$ -	$ -
Liabilities assumed through reverse acquisition	186,297

See accompanying unaudited notes to the financial statements

F3

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2009
(Unaudited)

NOTE 1. ORGANIZATION

Shrink Nanotechnologies, Inc. (the “Company or the “Successor Entity” or “us” or “we”) was incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc. On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Company changed its name to Shrink Nanotechnologies, Inc.

On May 29, 2009 the Company entered into and completed a share exchange agreement with Shrink Technologies, Inc., a privately-owned California corporation which held and continues to hold, most of our Shrink related business assets.   The exchange of shares with Shrink Technologies, Inc. has been accounted for as a reverse acquisition under the purchase method of accounting with the business of Shrink Technologies, Inc. as the surviving company for accounting and financial reporting purposes.  Accordingly, the merger of the two companies has been recorded as a recapitalization of the Company.  The historical financial statements presented therefore, are those of Shrink Technologies, Inc., the operating entity.  At the time of the Shrink Acquisition, we were in the process of selling or winding down most of our previous related operations.

Shrink is a research, design and development company dedicated to the commercial adoption of a nanotechnology platform called the ShrinkChip Manufacturing Solution™, which we believe represents a new paradigm in the rapid design and low-cost fabrication of diagnostic chips and other nano-size devices that we intend to commercialize as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components and renewable energy businesses.

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheet include the accounts of Shrink Nanotechnologies, Inc and its’ wholly owned subsidiaries, thereby reflecting the transactions related to the May 29, 2009, effective date of the Exchange Agreement. The consolidated statements of operations include the operations (which consisted mostly of research and development) of the predecessor entity, Shrink Technologies, Inc. since May 29, 2009, the effective date of the acquisition of the Shrink business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Shrink Technologies, Inc. operated its research and development operations prior to the Share Exchange and is continuing to do so. The accompanying financial statements include the Balance Sheet of Shrink Technologies, Inc. as of December 31, 2008, and the Statement of Operations, Statement of Cash Flows, and Statement of Changes in Equity (Deficit) for the year then ended, as well as the Statement of Operations and Statement of Cash Flows for the period ended September 30, 2008.

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

F4

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-50, the Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Costs incurred in the preliminary project stage are expensed. All direct external costs incurred to develop internal-use software during the development stage are capitalized and amortized using the straight-line method over the remaining estimated useful lives. Costs such as maintenance and training are expensed as incurred.

	September 30,	December 31,
	2009	2008
Property Plant and Equipment, net:
Computer Software and Hardware	135,587	-
Furniture and Equipment	27,354	-
Building and Improvements	1,680	-
Accumulated Depreciation	(15,487)	-
	149,135

Provision for Income Taxes

The Company accounts for income taxes according to the provisions of ASC 740-10.  Recognition of deferred tax assets and liabilities reflect the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities. ASC 740-10 requires a company to determine whether it is more likely than not that the tax position will be sustained, will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of ASC 740-10, the Company performed a review of its material tax positions in accordance with recognition and measurement standards.

The components of income tax expense are as follows at September 30, 2009 and September 30, 2008:

	September 30,	September 30,
	2009	2008
Federal taxes	-	-
State taxes	-	-
Benefit of utilization of operating loss carryforward	(350,590)	(15,422)
Taxes	-	-
Change in Valuation Allowance	350,590	15,422
Income Tax Expense	-	-

As of September 30, 2009, we had a net operating loss (NOL) carryforward of $ 1,098,072. These NOL carryforwards begin to expire in the year 2028.

Deferred tax assets and the valuation account are as follows:

	September 30,	December 31,
	2009	2008
NOL Carryforward	373,344	(30,088)
Valuation Allowance	(373,344)	30,088
Net deferred tax assets	-	-

Basic Net Loss per Share of Common Stock

In accordance with ASC 260-10, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is $218,121 in convertible debt currently outstanding, $67,500 of stock to be issued, 4,000,000 preferred shares and stock options that total 5,393,887 in common stock equivalents.  Common stock equivalents resulting from the issuance of these stock options have not been included in the per share calculations because such inclusion would be anti-dilutive.

F5

	For the three months	For the three months	For the nine months	From inception January 15, 2008
	ending September 30, 2009	ending September 30, 2008	ending September 30, 2009	through September 30, 2008

Numerator – (loss)	(618,592)	(45,358)	(1,031,147)	(45,358)
Denominator – weighted avg.
number of shares outstanding	33,281,950	8,888,888	19,913,706	8,888,888
Loss per share – basic and diluted	(0.02)	(0.01)	(0.05)	(0.01)

Research and Development

In accordance with ASC 730-10, the company expenses all costs related to research and development as they are incurred.  During the nine months ended September 30, 2009 and 2008 the Company accrued $73,554 and $41,094 in research and development costs, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s third quarter financial statements and the principal impact on the financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-13 “Revenue recognition – Multiple deliverable revenue arrangements”. The ASU provides amendments to the criteria in “Revenue recognition – multiple element arrangements” for separating consideration in multiple element arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating this ASU.

 Financial Instruments

In determining fair value, the Company uses various valuation approaches within the ASC 820-10 fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820-10 defines levels within the hierarchy based on the reliability of inputs as follows:

 Level 1 - Quoted prices in active markets for identical assets or liabilities.
 Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
 Level 3 - Unobservable inputs based on the Company’s assumptions.

F6

ASC 820-10 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of ASC 820-10 did not result in any changes to the accounting for its financial assets and liabilities.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of September 30, 2009 and December 31, 2008.

Convertible Notes

In accordance with ASC 470-20 we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  Since the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  Due to the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes are accounted for as a derivative instrument liabilities rather than equity debt as in accordance with ASC 815-40.

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

Accounts Receivable

We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet. We analyze the aging of our customer accounts and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible. As of September 30, 2009, we had no allowance for bad debts since we deemed that 100% of the amount in Accounts Receivable is collectible.

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

Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patents and patent pending inventions surrounding our core technologies.   The Company accounts for goodwill and other intangible assets in accordance with ASC 350-10.  Goodwill and other intangible assets are required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The fair value of definite lived intangible assets is determined by using a “relief from royalty” approach.  Intangible assets consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Intangible Assets, net:
Patents	87,704	-
License	12,902	-
Trademarks	5,427	-
	106,033	-
Less: Amortization	(1,523)	-
	104,509	-

NOTE 3.                   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.   The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its R&D activities during the near term.  The Company has funded losses from its research and development and other operations primarily from the issuance of debt and, equity.  The Company believes that the issuance of equity and debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.

F7

NOTE 4.  REVERSE ACQUISITION-RELATED PARTY

On May 29, 2009, the Company entered into and completed a reverse acquisition pursuant to the Share Exchange Agreement, pursuant to which Shrink Nanotechnologies, Inc. acquired 100% ownership of Shrink Technologies, Inc., and settled and restructured certain debts in exchange for the issuance of 8,888,888 shares of the of common stock and 50 shares of preferred stock of Shrink Nanotechnologies, Inc.  The assets and business that were acquired by us as a result of the Share Exchange comprised primarily of an exclusive licensing agreement with the University of California Regents.  The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.  The five months of operations of the acquired entity since the acquisition date of May 29, 2009, are included in the Consolidated Statement of Operations of the company.

This transaction was accounted for as a reverse acquisition. As a result, all financial information prior to May 29, 2009 is that of Shrink Technologies, Inc.  Following the merger, a reverse merger adjustment was made to reflect Shrink Nanotechnologies, Inc. capital structure.  All of the assets and liabilities acquired in the reverse acquisition were recorded at cost.

The following is a condensed balance sheet disclosing the fair values of the Shrink Business assets and liabilities acquired.

                                      Assets
Cash	$ 687
Website Development	4,200
Patents and other IP	26,928
Total Assets	$ 31,815
Liabilities and Stockholders’ Deficit
Accounts Payable	$ 94,218
Total Liabilities	94,218
Stockholders’ Deficit	(62,403)
Total Liabilities and Stockholders’ Deficit	$ 31,815

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2009, the beginning of the Company’s current fiscal year, including proforma adjustments for depreciation and interest expense.

	For the three months	For the nine months
	ended September 30, 2009	ended September 30, 2009

Net Loss	$ (936,658)	$ (1,367,295)
Earning per share	$ (0.03)	$ (0.04)

Shrink Technologies, Inc.’s president is and was Mark L. Baum, Esq., a director and shareholder of the company prior to the acquisition.  Mr. Baum is now president and CEO of Shrink Nanotechnologies, Inc.

NOTE 5.  RESEARCH AND LICENSE AGREEEMENT

The intellectual property and patent rights to our proprietary technology are owned by the Regents of the University of California, Merced (“the Regents” or “UC Merced”).  On June 16, 2008 (before we acquired them) Shrink Technologies, Inc (“Shrink”), entered into an agreement (“the Option Agreement”) with the Regents.  Parallel to the Option Agreement, Shrink entered into another agreement (“the Research Agreement”) with the Regents.

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

F8

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

Shrink is required to  reimburse UCM on a quarterly basis for all direct and indirect cost incurred in connection with the research.  In turn, these funds will be used to fund researchers’ salaries, equipment, materials, supplies, and other miscellaneous expenses incurred by UCM.  In accordance with the planned budget, these expenses are expected to be incurred by Shrink as follows:

Amount
2008	$ 79,958
2009	161,969
2010	158,324
2011	158,528
2012	82,156
Total	$ 640,935

NOTE 6.  COMMITMENTS AND LEASES – RELATED PARTY

The Company previously shared office space with the Noctua Fund Manager, LLC, which is affiliated with two of our directors.  On January 1, 2009 we began accruing a $2,500 rental expense each month for the use of the space pursuant to  a verbal agreement between the two companies.  The parties memorialized their agreement in writing  on May 29, 2009  upon  the Company’s execution of a sublease.

F9

Mark L. Baum, Shrink’s CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, II, one of Shrink’s directors, is also a managing member of the Noctua Fund Manager, LLC.  As of September 30, 2009 there was $12,500 owed to the Noctua Fund Manager, LLC and no payments have been made to the Noctua Fund Manager, LLC.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.   At September 30, 2009 $24,000 had been paid to Business Consulting Group Unlimited, Inc.

The Company obtains certain administrative services from BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month pursuant to an operating agreement.  At September 30, 2009 $24,000 had been paid to BCGU, LLC.  This agreement was subsequently amended and is disclosed in more detail within Note 13.  The Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

NOTE 7.                      CONVERTIBLE DEBENTURE-RELATED PARTY

In accordance with ASC 470-20,  we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

On July 1, 2007 a $25,000 0% Convertible Debenture was issued in exchange of cash, which was used to purchase and retire shares from a shareholder.  This note was amended on July 1, 2008, to reflect a 10% interest rate and maturity date of December 31, 2008.  The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  On September 1, 2009 the company received a notice of conversion for the principal balance of this note and accrued interest into common shares of stock.  The stock had not been issued at September 30, 2009.

On July 1, 2008, we consolidated all obligations due and owing to The Baum Law Firm PC and Mark L. Baum, Esq.,a related party and one of our principals and executive officers, for legal services rendered to the Company, and issued to Meaux Street Partners LP, a related party, a 10% promissory note for $25,000.  The note is due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.15 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $16,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $16,667 is being amortized over the life of the note.  On September 1, 2009 the company received a notice of conversion for the principal balance of this note and accrued interest into common shares of stock.  The stock had not been issued at September 30, 2009.

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

F10

Mark L. Baum, our CEO, president and a director, and James B. Panther II, a director, are both limited partners in Noctua Fund LP, and through entities which Mr. Baum and Mr. Panther II own, equally own and control Noctua Fund Manager LLC, the general partner of Noctua.

Notes Payable consists of the following:

	As of September 30, 2009	As of September 30, 2008
Gross proceeds from notes	$ 268,121	$ 91,094
Less: Discount on Notes	(218,121)	-
Less: Principal Payments	-	-
Add: Amortization of Discount	24,007
Add: Accrued Interest	8,125	-
Carrying Value of Notes	$ 82,132	$ 91,094

NOTE 8.                   COMMON STOCK

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

During August 2009, the company issued 250,000 shares of common stock in exchange of $50,000.

During August 2009, the company issued 348,334 shares of common stock to consultants with a value of $392,800 as payment for services.

During September 2009, the company issued 700,000 shares of common stock in exchange of $140,000.

During September 2009, the company issued 5,000 shares of common stock to an employee with a value of $5,100 as payment for services.

NOTE 9.      PREFERRED STOCK

During January 2009, the Company reacquired and immediately retired 100 shares of series B preferred shares in exchange for 3,624,888 common shares.  Following this transaction, the Company has no series B preferred stock issued and outstanding.

During March of 2009, our board of directors voted to designate 150 shares of series C preferred stock, carrying a par value of $.001 per shares.  Holder of the series C preferred stock shall be entitled to receive a cash dividend of 15% of the Company’s gross revenues.  This dividend amount will be payable in the form of cash, but the holders may elect to accept stock as payment.  The value of any stock payable to the holders will be determined by the closing price of stock on the date the dividend is declared.  The holders of the series C preferred shares have no voting rights.

The first 100 shares of  Series C Preferred Stock were issued during March of 2009, pursuant to the designation of the Series C preferred stock to Noctua Fund, LP with the remaining 50 Series C Shares issued as part of a share exchange with the shareholders of Shrink Technologies, Inc. in May of 2009.

NOTE 10.     STOCK OPTIONS

The company has issued stock options to key employees, consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with ASC 718-10 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with ASC 718-10 the fair value of a stock option granted is estimated using an option-pricing model. As of September 30, 2009 the following stock options were outstanding:

F11

203,281 options were issued to the members of our advisory board and employees.  These options are valued at $99,416 the options are exercisable for 1-2 years following their effective dates that begin to expire 9/1/2010.  The options were valued using a binomial valuation model.  The variables used in this option-pricing model included: (1) discount rates of 0.92-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 200%-271% and (4) zero expected dividends.

NOTE 11.     LEGAL MATTERS

On October 28, 2009, the Company filed a complaint in the Superior Court for the County of San Diego against American Scientific Resources, Inc. (“ASFX”) for, among other causes of action, breach of contract seeking initial damages of $1,428,000. The Company believes ASFX intentionally misled the Company by issuing untradeable restricted stock as compensation for services rendered pursuant to the Company’s services agreements with ASFX.  In accordance with the asset sale agreement dated 9/30/08, proceeds, if any, from this litigation following reimbursements to the company for any legal fees, will be assigned to Dao Information Systems, Inc., whereby some of the liabilities related to the Company's previous business operations will be paid down including convertible debt due to the Noctua Fund, LP. The Company has served a copy of the complaint on ASFX and as of the date of this report, has not received an answer.

Due to the uncertainty of the above mentioned matter, the company has not accounted for any possible proceeds related to the litigation.  Management believes at this time that the final resolution of this matter will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

NOTE 12.     STOCK TO BE ISSUED

On September 1, 2009 the company received redemption notices for full conversion of convertible notes, described in Note 7, with principal balances totaling $50,000 and accrued interest of $7,500.  The notes and accrued interest are convertible into 383,334 shares of common stock.  As of September 30, 2009 the company had not issued the common stock.

On September 4, 2009 the company received $10,000 as payment for 50,000 shares of common stock.  As of September 30, 2009 the company had not issued the common stock.

NOTE 13.   SUBSEQUENT EVENTS

During October 2009, the company issued 50,000 shares of common stock in exchange of $10,000

During October 2009, the company issued 13,334 shares of common to consultants with a value of $15,600 as payment for services.

During October 2009, the company’s Series C Shareholders agreed to cancel all of its series c preferred stock.

During October 2009, the company amended its operating agreement with BCGU, LLC.  The amended agreement allows the company to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The agreement also included a $270,000 signature bonus.

During November 2009, the company issued 383,334 shares of common stock for conversion of convertible notes and accrued interest totaling $57,500

F12

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

Shrink As Accounting Acquirer

           As a result of our Shrink Acquisition from its former shareholder Mr. Marshall Khine, we have succeeded to the business and research and development operations of Shrink, which now constitute our primary asset and operations.  Accordingly, Shrink is deemed the financial acquirer for accounting related purposes and, the financial statements presented in Part I of this Report, and in this Management Discussion and Analysis of Financial Condition and Results of Operations, are those of Shrink, unless the context requires otherwise.

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

Completion of Equity Financing

During October of  2009, the Company completed its private placement offering of Common Stock,  pursuant to which it issued an aggregate of 1,775,000  shares at a purchase price of $.20 per share to an aggregate of 18 accredited investors with gross proceeds of $355,000  The shares were issued without registration rights. The Company reasonably believes that the foregoing offering of securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to, among other exemptions, Regulation D and 4(2) in that said offering was made directly by the Company’s management to a limited number of accredited investors and without means of public distribution or solicitation. (See Item 2 Unregistered Sales of Equity Securities” below)

Strategic Manufacturing Relationship

Effective as of August 31, 2009 and as previously reported, the Company entered into a Material Transfer Agreement (the “Douglas Agreement”) with Douglas Scientific, a division of Douglas Machine, Inc. (“Douglas”), pursuant to which the Company engaged Douglas to develop certain prototype chips and manufacturing processes based on the Company’s proprietary technologies, in a manner that would facilitate mass production of these chips in the future.  The Company’s management believes that development of a high quality, “mass production” capable manufacturing process is vital to its overall SHRINKCHIP™ commercialization strategy.

Strategic Marketing and Development Agreement Relating to Solar Products

Effective as of September 1, 2009 and as previously reported, the Company entered into a Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation (“Inabata”), a subsidiary of Inabata & Co. Ltd.

The Marketing Agreement provides for the appointment of Inabata by the Company, as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and SHRINKCHIP ™ RPS solar products to third parties (the “Solar Products”).  Pursuant to the Marketing Agreement, Inabata is required to use best efforts in, among other things, introducing the Solar Products to potential purchasers, licensees, customers, development partners or possible funding sources, and to provide certain technical assistance and training.  In exchange therefore, Inabata was granted a good faith right of first negotiation to act as non-exclusive distributor of the Solar Products.  In addition, the Marketing Agreement provides for fees to be paid to Inabata if it introduces a funding, grant or development funding source which completes a capital transaction with the Company up to 50% of which may be paid in stock, at the sole discretion of the Company.

Nine  Months Ended September 30, 2009 Compared to the Period ended September 30, 2008

Results of Operations; Material Changes in Financial Condition

The most significant event and change to our Company during the nine months ended September 30, 2009, was the acquisition of Shrink on May 29, 2009, which is our only material business, and completion of our recent equity financing.  The Shrink Acquisition resulted in Shrink being the surviving entity for financial and accounting reporting purposes.  Our discussion herein, therefore, primarily relates to this business, as Shrink is our surviving entity for accounting purposes.

Shrink was formed on January 15, 2008.  Accordingly, any comparison data herein relating to periods of Shrink in 2008, includes such period, from the date of inception of Shrink.

As Shrink is a development stage company, in the health sciences technology industry, we expect to incur substantial additional investment expenses in commercializing our Shrink related technologies.

Since our acquisition of Shrink we have also made various trademark applications relating to our SHRINKCHIP™ and other technologies and entered into additional service or research contracts to develop our manufacturing process.

Revenues

We have not had revenues from operating activities for the nine months ended September 30, 2009 as compared to the same period in 2008 from our previous business.  Management attributes the lack of revenues from non-Shrink related business to general market conditions.

As our recently acquired Shrink business is a development stage company that has not commercialized its technologies yet, Shrink has not had revenues and, we do not expect to have revenues from Shrink’s operations for some time.

Operating Expenses

Our non-Shrink related business had total operating expenses of $ 48,397 associated with for the nine months ended September 30, 2009 as compared with total operating expenses of $1,019,635 for the nine months ended September 30, 2008.  Management attributes the lack of operating expense to the general decrease in business operations.

Our Shrink related business had total operating expenses of $999,511 related to research and development activities for the nine months ended September 30 and $45,358, as compared to the same period in 2008.  We expect operating expenses to continue as we invest further in research and development activities.

Net Loss From Operations

For the nine months ended September 30, 2009, we had a net loss of  $1,031,147  from operations as compared to a net loss of $45,358 from operations for the period ended September 30, 2008.  Management attributes the increase in net loss to general market conditions, to the cessation of our internet operations and, more recently to our acquisition of Shrink.

We anticipate that losses relating to our previous non-Shrink related business will diminish as we have wound down or sold much of  these related operations in late 2008 and early 2009.  We do not currently incur material expenses related to these businesses.

We anticipate, however, continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, as we have in the past, through government grants, partnerships and arrangements with universities (such as those that are in effect with the Regents and Merced) and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at September  30, 2009 was $ 81,978 as compared to $5,962 on hand September  30, 2008,.  The recent increase is primarily attributable to our recent equity financings.

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

Contractual Obligations

The Company’s subsidiary is a party to the License Agreements and Option and Research Agreements mentioned above and incorporated herein, as well as to its strategic Marketing Agreement and Douglas Agreement described above and incorporated by reference herein.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.      On October 1, 2009 the company amended its operating agreement with BCGU, LLC.  The amended agreement allows the company to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The agreement also included a $270,000 signature bonus. The foregoing is a summary only of our sublease with Business Consulting Group Unlimited, Inc., as amended, a copy of which is attached as an Exhibit to this Report, the provisions of which are incorporated by reference herein.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

The Company primarily holds its cash in checking, bank money market and savings accounts.  As of November 18, 2009, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
  Currently, we have at least two classes of preferred stock authorized and outstanding, all of which contain significant anti-takeover and change of control deterrents and her held or controlled by our principal shareholders.  Our Series C Shareholders, however, have already agreed to cancel their shares of Series C Preferred Stock, for nominal consideration.  Additionally, our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control;
   our certificate of incorporation prohibits our stockholders from filling board vacancies, calling special stockholder meetings or taking action by written consent;
  our certificate of incorporation provides for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of directors; and
   our bylaws require advance written notice of stockholder proposals and director nominations. Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change of control

Compliance With Sarbanes-Oxley Could Be Time Consuming and Costly, Which Could Cause Our Independent Registered Public Accounting Firm To Conclude That Our Internal Control Over Financial Reporting Is Not Effective.

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
  determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and
  act in each of their own interests, which may conflict with, or be different from, the interests of each other or the interests of the other stockholders
Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

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
  15g-4 which explains that compensation of broker/dealers must be disclosed;
  15g-5 which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
  15g-6 which outlines that broker/dealers must send out monthly account statements; and
   15g-9 which defines sales practice requirements.
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
  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.
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
  Fines;
  Injunctions;
  Civil penalties;
  Recalls or seizures of our products;
  Total or partial suspension of the production of our products;
  Withdrawal of existing approvals or premarket clearances of our products;
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
  we will be able to obtain, in a timely manner or at all, regulatory approval, if required, to market  any of our products that are in development or contemplated;
  the products we develop can be manufactured at acceptable cost and with appropriate quality; or  these products, if and when approved, can be successfully marketed.
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
  obtain patent protection or other intellectual property rights that would prevent us fromdeveloping potential products; or
  obtain regulatory approval for the commercialization of our products more rapidly or effectivelythan we do
As a result, our products or processes may not compete successfully, and research and development by others may render our products or processes obsolete or uneconomical.

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

In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings.  Litigation may be necessary to:
  assert claims of infringement;
  enforce our patents;
  protect our trade secrets or know-how; or
  determine the enforceability, scope and validity of the proprietary rights of others.
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

    During August 2009, the company issued 100,000 shares of common stock each (total of 200,000 shares) to two members of its scientific advisory board valued at $204,000.

    During August 2009, the company issued 20,000 shares of common stock to a member of its board of advisors  valued at $20,400.

    During August 2009, the company issued 128,334 shares of common stock to 4 consultants with an aggregate value of $167,600 as payment for services rendered.

    During August  2009, the company issued 250,000 shares of common stock to an investor in exchange for $50,000.

    During September 2009, the company issued 700,000 shares of common stock to 7 investors in exchange for $140,000.

    During September 2009, the company issued 5,000 shares of common stock to a employee with an aggregate value of $5,100 as payment for services rendered.

    During October  2009, the company issued 13,334 shares of common stock to 2 consultants with an aggregate value of $15,601 as payment for services rendered.

    During October  2009, the company issued 50,000 shares of common stock to an investor in exchange for $10,000.

    During November  2009, the company issued 383,334 shares of common stock for conversion of 2 convertible notes and accrued interest totaling $57,500.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) as transactions by an issuer not involving a public offering.  We made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  There was no general solicitation or general advertising used to market the securities and all of the issuees were either affiliates of the Company or had a pre-existing business relationship with the Company.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Effective as of October 08, 2009, the Company completed its first closing of a private placement offering of Common Stock,  pursuant to which, in aggregate with subsequent closings, it issued 1,775,000  shares at a purchase price of $.20 per share to an aggregate of 18 accredited investors with gross proceeds of $355,000.  The shares were issued without registration rights. The Company reasonably believes that the foregoing offering of securities was exempt from the registration requirements of Act of 1933, pursuant to, among other exemptions, Regulation D and 4(2) of the Act in that said offering was made directly by the Company’s management to a limited number of accredited investors and there was no general solicitation or general advertising used to market the securities. In addition, we made available to We made available toeach investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.  Proceeds from this offering were allocated towards working capital, research, rent and administrative expenses.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1           First Amended Operating Agreement, dated as of October 1,2009, between Shrink Nanotechnologies, Inc. and BCGU, LLC*
31.1           Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.*
32.1           Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2009, to be signed on its behalf by the undersigned on November 18, 2009, thereunto duly authorized.

SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)