Form 10-K
period 2009-12-31
Shrink Nanotechnologies, Inc.
filed 2010-04-15
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52860
Shrink Nanotechnologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2038 Corte del Nogal, Suite 110 Carlsbad, California 92011	(760) 804-8844 (Registrant’s telephone number, including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:                                                                                                None

                                                                    Securities registered pursuant to Section 12(g) of the Exchange Act:                                                                             Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer                                                                                                                                                    Accelerated Filer  
Non-Accelerated Filer                                               (Do not check if a smaller reporting company)                       Smaller reporting company

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ☒

As of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $1,700,000.

Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 191,303,985 shares of the registrant’s common stock outstanding as of April 14, 2010 (post stock split).

SHRINK NANOTECHNOLOGIES, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2009

PART I

ITEM 1.	BUSINESS

FORWARD LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K (this “Report” or “Annual Report”) includes forward-looking statements within the meaning of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (thee “Exchange Act”).  These statements are expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events.  Such forward-looking statements include statements regarding, without limitation:

•
the development, commercialization and market acceptance of our recently acquired microfluidic, “shrinkable plastic” and solar concentrator technologies, and other related technologies, and the related costs to us for the foregoing,

•	the market acceptance of our technologies to develop lower cost microfluidic chips and related devices and systems,

•	our immediate and growing need to raise the capital needed or obtain government or educational grants to implement our business plan,

•	items contemplating or making assumptions about the progress of our research and development activities,

•	our ability to further acquire, hold and defend our intellectual property,

•	the projected growth in stem cell research,

•	alternative energy demands (specifically, products ultimately derived from our solar concentrator technology) and our ability to fund our solar chip products,

•	the presumed size and growth of the market for lab-on-a-chip devices, and

•	liquidity and sufficiency of existing cash.

These forward looking statements should be considered in addition to our risk factors (contained in this Annual Report under the heading “Risk Factors”).  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.

Additional risks not described above, or unknown to us, may also adversely affect the Company or its results. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the filing date of this Annual Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in there entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov)) which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Risk Factors section in this Annual Report.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Shrink Parent” or “Parent” or similar terms refer to the publicly traded parent holding company and registrant, Shrink Nanotechnologies, Inc., a Delaware corporation,  (ii)  the “Company”, “we”, “us”, or “our”, refer to the combined business of Shrink Parent, together with its wholly owned subsidiary, Shrink, a California corporation, unless the context requires otherwise, (iii) “Shrink” refers to Shrink Technologies, Inc., a California corporation acquired by us in May 2010, inclusive of its R&D activities through universities or third parties, (iv) “Forward Split” refers to the 5 for 1 forward split of the Parent’s stock effective as of April 8, 2010, (v) “SEC” are to the United States Securities and Exchange Commission, (vi) “Securities Act” are to Securities Act of 1933, as amended, and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Business Overview

General.  We are, through our subsidiary, a research, design and development company dedicated to the commercialization of a nanotechnology platform called the ShrinkChip Manufacturing Solution™, which we believe represents a new low cost alternative for fabrication of otherwise costly diagnostic chips and other nano-size devices.  Our technology can be used to manufacture chips and other devices used as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components and solar/renewable energy businesses.

Platform Focus.  Our core shrink-film technology is a “platform technology” which is to say that it has a variety of applications in numerous fields that relate to the use of and functionalization of nano-sized structures, including channels, tubes, holes, wrinkles as well as “cracked” surfaces.  We are focusing on commercializing and developing our technologies in three specific business segments which are discussed in greater depth in this Annual Report: (1) our NanoShrink business, (2) our StemDisc business and (3) our Solar Concentrator and related solar business.  All of these business segments are relatively immature and require additional development before products may ultimately reach a commercial customer.

Core Ability.  Out technologies allow for the flexible and rapid design, prototyping and manufacture of certain complex chips, microfluidic diagnostic tools and measuring devices.  This is made possible by our ability to design at a larger scale and then use the inherent properties of our NanoShrink™ plastic material to functionalize a device by controllably shrinking the same by a factor of up to 95%, through a proprietary process.  While the markets for what we can do is meaningful, we believe that our “shrinkable technology” offers, if successfully accepted, a low cost and flexible replacement for existing chips and related devices manufactured through very expensive and relatively inflexible manufacturing processes.

Technology and Intellectual Property.  We own, or license through various agreements with the University of California, Merced (“UC Merced”) and the University of UC Regents (the “UC Regents”), various patent applications and rights relating to the ShrinkChip Manufacturing Solution™.  A description of these agreements and related technologies, applications and cost estimates is provided below along with a list of patents and other intellectual property owned by, or licensed to us.  Additionally, we have filed applications with the US Patent and Trademark Office (“USPTO”) and we possess significant know-how as it relates to using shrinkable films in the manner in which we seek to design and build products for our focused markets.

Corporate History and Structure

General.

We were incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Parent company changed its name to Shrink Nanotechnologies, Inc. in anticipation of its acquisition of Shrink Technologies, Inc.  On May 29, 2009, the Company entered into and completed a share exchange agreement with the former principals of Shrink Technologies, Inc., for the acquisition of Shrink which held and continues to hold, most of our related business assets and has agreements with both UC Merced and the UC Regents granting the Company the exclusive rights to the Shrink related technologies discussed herein.

The exchange of shares with Shrink’s owner has been accounted for as a reverse acquisition under the purchase method of accounting with the business of Shrink Technologies, Inc. as the surviving company for accounting and financial reporting purposes.

We have limited liquidity and our funds are allocated towards research, development and commercialization of our technologies and products, identifying and retaining executive management that will be able to clear the Company’s path into the life sciences industry.

We have been continually disposing of our Audiostocks related operations and assets.  The Company intends to liquidate any remaining assets relating to its AudioStocks business.  Nonetheless, certain information relating to our previous AudioStocks business is contained towards the end of this “Business” section, below but should not be relied upon as meaningful in assessing our new Shrink operations.

Our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “INKN” through Tuesday, April 13, 2010.  On April 14, 2010, the Company was notified by FINRA that its 5 for 1 forward stock split was accepted and that on April 15, 2010, the Company’s common stock would trade, for 20 business days, under the stock symbol “INKND” and that immediately subsequent to the 20th business day following April 15, 2010, our stock symbol would revert back to INKN (see “Recent Developments” at the end of this “Business” section, below.)  All references to share amounts, exercise, sale or conversion prices in this Annual Report are as adjusted to reflect post Forward Split amounts and prices.

Our principal offices are located at 2038 Corte Del Nogal, Suite 110, Carlsbad, California, 92011, Phone No. 760-804-8844, Contact person Mark L. Baum, Esq.  Our website is www.shrinknano.com.

Our License Agreements

Research Agreement

When we acquired our Shrink subsidiary in May 2009, Shrink was and continues to be, a party to a research agreement (the “Research Agreement”) with UC Merced.  Pursuant to the Research Agreement, UC Merced agreed to undertake a research project and Shrink agreed to reimburse it for all direct and indirect costs incurred in connection with the research, up to the amount of $640,935 and in accordance with an agreed-upon budget.  The Research Agreement provides Shrink with the right to elect to receive an exclusive royalty-bearing license to make, use, sell, offer for sale and import any products and practice any methods in the inventions or discoveries conceived and reduced to practice in the performance of the research conducted under the Research Agreement.  We have exercised our rights under the Research Agreement and entered into a license agreement with the UC Regents.  As of the date of this filing, the Research Agreement remains in tact and valid.

Our Exclusive License Agreement with the UC Regents; Exclusive Patent Licenses

The underlying intellectual property and patent rights to Shrink’s proprietary technologies are owned by the UC Regents.  On April 29, 2009 and pursuant to the terms of the Research Agreement, Shrink and the UC Regents entered into an Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions (the “License Agreement”).  The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.  As of the date of this filing, the License Agreement remains in tact and valid.

The following description of the License Agreement is a summary only, and is qualified in its entirety by the actual agreement which has been filed in our public filings and which is incorporated herein.

In accordance with the License Agreement, we will be required to pay royalties based on net sales of each licensed product, licensed method or licensed service by the Shrink, any of its affiliates or joint-ventures.  Specific details relating to the economic terms of our License Agreement with the UC Regents is provided below, in this Report, under the section titled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The term of the License Agreement commenced April 29, 2009, and will continue in effect until the expiration or abandonment of the last patent covered by the agreement, unless we terminate it on 60 days’ notice or the UC Regents terminated it on 60 days’ notice if we default on our obligations under the License Agreement and fail to cure such default during the 60 day period.

Pursuant to the License Agreement, Shrink acquired, subject to certain limitations, an exclusive license to the UC Regents’ rights in and to specified patents, patent applications and intellectual property for which patent applications have not yet been filed relating to various inventions (the “Licensed Rights”).  Under the License Agreement, Shrink is permitted to make, use, sell, offer for sale the licensed intellectual property and import licensed products and services and to practice licensed methods in all fields and in all locations in which the UC Regents may lawfully grant the Licensed Rights. The patents, patent applications and other intellectual property licensed were originally developed by Dr. Michelle Khine and others in the course of research which took place primarily at the UC Merced and at University of California, Berkeley.  A list of these patent applications follows:

Shrink Reference Number	Filing Date	USPTO Application Number	Title
1	11/13/2007	61/003,113	Processes for Microfluidic Fabrication
2	1/3/2008	61/018,881	Processes for Microfluidic Fabrication (Petition to Amend Inventorship under 37 CFR 1.48(d))--adding Luke Lee as inventor
3	11/12/2008	PCT/US2008/083283	Processes for Rapid Microfabrication Using Thermoplastics and Devices Thereof
4	3/18/2009	61/161,388	Honeycomb Shrink Wells For Stem Cell Culture
5	3/19/2009	61/161,738	Aligning Cells on Wrinkled Surface
6	3/25/2009	61/163,343	Quantum Dot Solar Concentrator
7	5/12/2009	61/177,402	Aligning Cells on Wrinkled Surface
8	5/13/2009	61/177,871	Honeycomb Shrink Wells For Stem Cell Culture
9	5/13/2009	61/177,916	Textured Metal Nanopetals
10	5/13/2009	61/177,952	Thermoplastic Substrates with Wrinkled Metallic Surfaces for Chemical and Biological Sensing
11	5/13/2009	61/177,990	High Resolution Light Emitting Devices
12	5/13/2009	61/178,005	Metal-Coated Shrinkable Polystyrene and Methods for Using Same

There is a difference between a patent application and a full patent filing.  The above items (save Shrink Reference Number 3) relates only to patent applications.  These patent applications are designed to be protective of ideas and intellectual property and expire after one year.  At or prior to the expiration of the patent applications, to the extent the Company believes there is merit to incur the additional expense in making a full patent application filing, we will agree to incur the costs of doing so, and request that the UC Regents, file full applications.  To the extent we decide not to make these requests, we may lose our rights to the same under our License Agreement (because we agreed to pay for all costs of filing patent applications and related costs).  To date, the UC Regents have filed full patent applications on Shrink Reference Numbers 1-8.  Items 9, 10, 11 and 12, as well as applications we have made (which are referenced below) remain subject to the same deadlines and costs, except that we would be the owner, in whole or in part, in some cases, of the patent rights.  To date, we have not made any full patent application filings.

Inventions or intellectual property rights which constitute advancements, developments or improvements in which the UC Regents acquires rights, whether or not patentable or subject to a patent application, are not automatically covered by the license.  The License Agreement must be amended to add such intellectual property and we are required to pay a $5,000 fee for the addition to the license.  However, we have a one year option to license any such intellectual property if it was developed under the terms of the Research Agreement.

As is common with license agreements with educational institutions, the License Agreement permits the UC Regents to use or exploit any Licensed Rights for educational, clinical or research purposes, including, without limitation, any sponsored research performed for or on behalf of commercial entities and for publication or other communication of any research results.  In addition, to the extent that an invention or technology discovered by them is not part of the Licensed Rights, the UC Regents may exploit (or sublicense) such technology and rights to third parties.

While we may sublicense our rights, we may only do so in writing.  Among other conditions, any sublicense must include all of the rights of, and require the performance of all the obligations due to the UC Regents, except for certain payment obligations.  To the extent we own any undivided interest in any Licensed Right with the UC Regents, we cannot grant any third-party a license to such Licensed Right unless we also grant a license to the UC Regents.  The license to the UC Regents would have to be on the same terms and conditions set forth in the License Agreement on which we are entitled to grant licenses in the Licensed Rights which we do not have an ownership interest.

Intellectual Property We Own (in Whole or in Part)

In addition to the patents acquired through our License Agreement with UC Merced and the UC Regents, in August through September of 2009, we filed and obtained four (4) additional provisional patents as originally more fully disclosed in our Current Report on Form 8-K dated August 31, 2009, the provisions of which are incorporated by reference herein and described below:

Shrink Reference Number	Filing Date	Application Number	Title
13	8/26/2009	61/237,224	Quantum Dot Solar Concentrator
14	8/26/2009	61/237,245	Aligning Cells On Wrinkled Surface
15	8/27/2009	61/237,623	High Resolution Light Emitting Devices
16	9/4/2009	61/240,129	High Surface Area Micro and Nano Beads
17	10/13/2009	61/251,242	Process for Fabrication of Nanoholes, Related Structures, and Devices Thereof

Trademarks

We hold a number of trade or service marks and have been using most since late 2008 to early 2009.  These marks have also been filed with the USPTO and include the following:

Trademark	Shrink Trademarks:	Date of Filing
T06435US0	StemDisc™	9/4/2009
T06438US0	CellAlign™	9/4/2009
T06439US0	PolyShrink™	9/4/2009
T0644OUS0	MetalFluor™	9/4/2009
T06437US0	OptiSol™	9/4/2009
T06441US0	ShrinkPatch™	9/4/2009
T06436US0	Quantumsol™	9/4/2009
T06434US0	ShrinkChip™	9/4/2009
T06433US0	Shrink™	9/4/2009
T06433US0	ShrinkNano™	9/4/2009

Our Patent Filing Policy

We are required by the License Agreement to pay the costs of obtaining patents and the Company’s board of directors along with the Shrink Scientific Advisory Board, intend to regularly reassess the technologies and applications we have, develop, or acquire an interest in to determine, in good faith, whether the benefits of obtaining a patent outweigh the costs of obtaining it and the resulting public disclosure of our processes, technologies or proprietary technologies.

No assurance can be made that the Company will be able to assess the patent-worthiness of all its products, or, if a patent is desirable, that the Company will have sufficient funds or wherewithal to secure or prosecute its intellectual property rights.

Technology Description Overview

The heart of our technology is our use of polystyrene and other pliant and pre-stressed materials used in numerous industrial applications.  Our material which we use is branded as NanoShrink™.  The use of NanoShrink within our systems allows for the ultra-rapid direct patterning of complex or even three dimensional, stacked polystyrene micro and nanostructures.  The benefits of using a shrinkable medium, such as NanoShrink™, result in part from its ability, through our patent-pending processes, to uniformly shrink during heating.  Our patent-pending shrinkable chip technology is a “platform technology” with potential applicability to a number of different business and scientific areas.

Our technologies, primarily owned or licensed by Shrink, involves the creation and manufacture of certain complex chips or microfluidic diagnostic tools and measuring devices on a larger micro-scale on shrinkable, pre-stressed polystyrene sheets (or other plastic-derived materials such as NanoShrink™) and then shrinking them down significantly in size through a patent-pending process.  Our research indicates, to date, that the technology and materials under development by Shrink result in a relatively “uniform” shrinking process, resulting in a “true” and relatively undisturbed end product that retains its vital properties even at the micro or nano-scale.   We sometimes refer to this platform, system and technology as the Shrink Chip Manufacturing Solution™.

Shrink has successfully created a number of highly complex prototype chips including microfluidic chips and components for integrated circuitry systems, solar cell concentrators, metal-enhanced fluorescent diagnostic and biological testing chips, “lab-on-a-chip” systems, as well as three dimensional multi-level chip designs.

Our Shrink Chip Manufacturing Solution™ technology, if further developed, commercialized and applied properly, will not only allow for the inexpensive development of innovative and complex chips that can be used in a broad range of applications, from (i) chemical, biological and environmental measuring tools for the life and environmental science industries to (ii) use in electronic components, but also allows for the manufacture of related devices and systems to be completed without the high capital costs and laborious processing steps traditionally associated with micro fabrication, such as “clean rooms” and complex robotics.

Our Proprietary Material

NanoShrink™ and other shrinkable plastic substrates that we use are used in countless industrial applications because of there flexible material properties and relative material stability.  By taking advantage of these inherent characteristics, NanoShrink allows for the ultra-rapid direct patterning of complex, even three-dimensional, stacked polystyrene micro- and nanostructures as well as advanced optoelectronic devices.  Management believes that NanoShrink™ and similar materials readily available at economic rates both in the US and abroad.

Advantages of Our Manufacturing Process and Technologies

What follows are some examples of technological and/or cost benefits of our shrinkable polystyrene and plastic-based technologies over other competing technologies.

Quicker Manufacturing. Developing intricate micro patterns into substrates of silicon, glass, or quartz requires large investments in capital equipment, manufacturing “clean rooms”, and costly consumables.  The soft lithography processes which we use, we believe, can accelerates chip fabrication from months (using standard silicon technology) to typically less than 2 days.  This process still requires patterning of a silicon wafer (see Figure A. below).  This wafer is used as the mold, with expensive photo-sensitive polymers that define the features by photolithography.

Figure A:

Reduced Capital Costs.  We believe that Shrink’s technology obviates the requirement for high cost manufacturing equipment, the need for multiple and complex micro fabrication designs, and the use of high stringent environments and clean rooms.  Due to ease of use, the Company will also be able to rapidly integrate into most pre-existing manufacturing lines.  With the relative ease of prototype design and creation, Shrink is able to accelerate research and development time without the added cost of resources or manpower.

Better Material Characteristics.  We believe that our shrinkable technology using NanoShrink is advantageous over other substrates such as silicon because of its desirable flow characteristics in microfluidic applications.  Microfluidic devices typically require dimensions in the 100 μm range, whereas we are able to achieve resolutions near 70 μm in width and operate well within the requirements and capabilities of current lithography techniques.  So far, testing indicates that NanoShrink™ is not as easily impacted by solvents or environmental factors such as extreme heat, cold or physical impact.  For this reason as well as the other reasons relating to ease and economics in manufacture, we believe that shrinkable polystyrene materials (such as NanoShrink™) are an ideal material for products such as cell-culture dishes and plates used in drug discovery.  Many hydrophobic molecules absorb easily into the porous PDMS matrix of computing technologies, potentially affecting results which have intolerable in many analytical applications.  We believe that this is one property that links industry adoption of PDMS for applications in drug discovery and other sensitive assays.

Design and Manufacturing Efficiencies; Three Dimensional Structures.  Traditional photolithography creates planar or 2-dimensional structures.  Rounded and/or multi-height features are therefore difficult to create and require additional processing steps.  To achieve multi-heights, several masks and high precision alignment are required.  Our processes, we believe, creates inherently rounded features, and multi-heights are easily achievable.  Additionally, because of the unique characteristics of our shrinkable polystyrene technologies, design and fabrication can occur sequentially, with immediate results allowing for quick turn-around prototype testing.

Rapid Deployment. Shrink’s Shrink technologies allow for the quick and easily delivery of custom microfluidic chips for low volume prototype or manufacturing needs.  Through the integrated website we are developing, www.ShrinkChip.com, users will be able to establish a secure account and in a few steps upload, store and manage their computer assisted drawing, or CAD, of micro-chip patterns, select the size, quantity and other characteristics, receive a price quote, place the order, and have the chips shipped directly to their lab.  Shrink intends to continue to make use of industry-standard xerography printing machines to provide prospective customers the highest levels of quality control.

Business Strategy

Our business strategy, based on the FIGA™ model (www.figa.org), is to use outside experts from various industries in order to meet commercial ends.  We execute on our strategy by funding research in outside (typically academic) research labs, all of which we have established technology licensing arrangements with.  Around our “hub” of mainly academic research relationships, we connect teams consisting of people with financial, related industry (physical or life sciences) and government (typically regulatory) backgrounds.  We use these teams to vet technology that is produced and patentable to first determine the commercial viability of the technology, and then to create specific commercialization plans for the same technology.

To date, we have used our business model to create three businesses, which we continue to develop:

NanoShrink™

Our NanoShrink™ business (“NanoShrink™”) seeks to exploit a proprietary polymer material which we seek to sell to academic labs and research organizations around the world.  NanoShrink™ can be used as a flexible platform to create a myriad of life science and physical science applications.  NanoShrink™ will eventually be operated as a separate subsidiary entity with a dedicated management team.

StemDisc™

Our StemDisc™ business (“StemDisc™”) is based on a biomedical research tools platform designed to grow and differentiate various biological samples, including embryoid bodies (EBs), human and animal single cell studies, human embryonic stem cells (HESCs) and the new and growing field of induced pluri-potent stem cells (IPSCs).  Our StemDisc business will eventually be operated as a separate subsidiary entity with a dedicated management team.

Shrink Solar™

Our Shrink Solar business (“Shrink Solar™”) seeks to design and market optical solar concentrators based on a version of NanoShrink™ material which is “doped” with a proprietary blend of photovoltaic nanoparticles called quantum dots.  The balance of the Shrink Solar system, which in total comprises the finished products we seek to sell, will be used to solarize surfaces, including turning windows into solar collection devices and as a low cost replacement to and even accessory item for traditional flat panel crystalline silicon solar cells.  Our technology does not require mirrors, lens or tracking devices.  We believe the final commercial products we will seek to sell will be extremely low in cost, relatively equal to existing technologies in terms of efficiency and will offer advantages that will allow for system upgrades as technology improves.  Our Shrink Solar business will eventually be operated as a separate subsidiary entity with a dedicated management team.

Product Commercialization and Marketing

We will require substantial additional capital to further develop and commercialize our manufacturing processes.  In each of our businesses, consisting of NanoShrink™, StemDisc™ and Shrink Solar™, we have established relationships with contract suppliers of the products we seek to market.  In each business, and presuming adequate funding and that no unusual impediments are incurred, we do not foresee any limitation on our ability to continue to design and eventually market the related products for the businesses.

Strategic Marketing Agreement with Inabata

In September of 2009, we entered into a Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation (“Inabata”), a subsidiary of Inabata & Co. Ltd., which provides for the appointment of Inabata  as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and ShrinkChip™ RPS solar products to third parties (the “Solar Products”).  Pursuant to the Marketing Agreement, Inabata is required to use best efforts in, among other things, introducing the Solar Products to potential purchasers, licensees, customers, development partners or possible funding sources, and to provide certain technical assistance and training.  In exchange therefore, Inabata was granted a good faith right of first negotiation to act as non-exclusive distributor of the Solar Products.  In addition, the Marketing Agreement provides for fees to be paid to Inabata if it introduces a funding, grant or development funding source which completes a capital transaction with the Company up to 50% of which may be paid in stock, at the sole discretion of the Company.

Research and Development Priorities and Expenditures

We estimated that Shrink has invested approximately $122,416 into its technologies in 2009, primarily from government and university grants, and  $79,352 into its technologies in 2008, most of which has stemmed from payments from Shrink through UC Merced or, to a limited extent, CIRM. (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

In determining our allocation of resources, we assess which fields we believe are closer to commercial development and which we believe hold greater financial and strategic potential for us.  Our goal is to penetrate those areas that we are most prepared to commercialize and that have the fewest relative barriers to market acceptance.  In order to best describe the fields and the relative priority of each to us at this time, what follows is a summary of applications currently being pursued in order of currently intended priority.

Specifically, Shrink has focused its early development towards metal-enhanced fluorescence diagnostic systems, stem cell research, cellular growth substrates, Lab-on-a-Chip devices and our solar concentrator technologies. Our StemDiscTM product is about to enter “second generation” testing, and comprehensive R&D trials will be performed and analyzed by Shrink’s scientific partners.

Employees

We currently do not have any full time employees for Shrink Nanotechnologies, Inc., including its subsidiaries.  We obtain administrative services from BCGU, LLC (“BCGU”), an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $30,000 per month pursuant to an operating agreement.  In the past, because we have not had the cash on hand to pay BCGU, we have accrued these amounts owed.  The foregoing is a summary only of our operating agreement with BCGU, LLC, a copy of which is attached as an Exhibit to our Current Report on Form 8-K, Filed June 5, 2009.

We hire independent contractor labor for executive management, legal, accounting and other administrative functions, on an as needed basis and have entered into consulting arrangements with certain directors and advisory board members in exchange for stock or derivative securities. We have not entered into a collective bargaining agreement with any union.

Prospective Business Goals

The goals we will need to attain for our various businesses are currently, as follows (although management constantly monitors market trends, as well as available capital and has in the past, and continues to, refine and re-prioritize the Company’s goals, so as to attain commercialization as quickly as possible):

NanoShrink™ Business

•	Finish development on the first iteration of the NanoShrink™ product line.

•
Complete the protection of our NanoShrink™ intellectual property and know how as well as optimize the propriety of the ancillary devices we wish to make available in order to enhance the value of using NanoShrink™ and the balance of the systems we intend to commercially offer.

•
Enter into a joint development agreement to develop additional NanoShrink™ films (plain), as well as single, multi-layered metalized films and structured NanoShrink™ films for diagnostic assays and biomedical research applications.

•	Build a web platform to allow researchers and users of the products to provide feedback, order products and collaborate with other user researchers around the world.

•
Seed ideas to our NanoShrink™ user community, post research results and publish in academic journals in order to spread the word about the flexibility and usefulness of the NanoShrink™ platform for diagnostic and microfluidic assay prototyping.

•	Continued academic publishing related to the uses of NanoShrink™.

StemDisc™ Business

•
Develop the StemDisc “family of products” for biological materials as small as the single cell – all the way up to products that foster research on full scale patches of tissue (cardiac patches, etc.).

•
Create a product development advisory committee (the “PDAC”) to distribute our products to leading researchers and receive feedback regarding the use of the materials and ways to be design the product.

•	Develop scalable commercial quality manufacturing processes for StemDisc devices.

•	Commercially manufacture StemDisc devices.

•	OEM StemDisc products through one of several large multi-national distributors.

Solar Concentrator

•	Unveil our initial working prototype devices and discuss efficiency of the device as well as potential scaled cost per watt calculations,

•	Improve and optimize our solar concentrator technology,

•	Commence to develop a branding strategy for the technology,

•	Accessing adequate supply arrangements for components,

•	Develop reliable commercial scale “solarizable” film and plastic sheet relationships,

•	Secure supply arrangements for system connector components,

•
Establish relationships with market leading product design and manufacturing entities – in the window covering, residential and commercial window manufacturing, siding, roof tile and conventional solar panel businesses to integrate our products and systems into their designs to in effect “solarize” previously non-energy producing surfaces.

Competition

There are numerous competitors in every space/market we seek to exploit, with the strongest competitors in the life sciences industry boasting large market capitalizations and liquidity, as well as scientific and marketing resources and recognition.

While competing technologies and companies exist for all of our products, we believe that we have certain opportunities that we can exploit which may increase our opportunity to be successful in the markets we seek to exploit.  However, even if our technologies are successful, no assurance can be made that we will be able to compete effectively and yield significant or sustained value for our shareholders.

NanoShrink
The business itself is what may reasonably be referred to as an attempt to shift the paradigm in the manner in which prototype devices are made in the physical and life sciences.  The idea of designing and printing at the macro scale and then shrinking (a polymer), resulting in feature diminution, leaving a functional device with micro or nano scale features, is a relatively new concept and there are not any direct competitors in this field other than those companies which offer more traditional methods of device prototyping.

The pool of potential dollars flowing into this “market” is relatively finite – although it does increase and decrease as research and academic, governmental and commercial research and development budgets ebb and flow.

Here is a partial list of entities competing for these dollars:

• TransLume (http://www.translume.com)
• Micralyne (http://www.micralyne.com)
• Siloam Biosciences (http://www.siloambio.com)
• Stanford Rapid Prototyping Laboratory, Microfluidics Foundry etc.
• Dr. George M. Whitesides, a legend in the microfluidics area, has proposed a similar shrink based technology in 1997, but has not initiated commercialization.

StemDisc
The stem cell research tools business is a relatively new, dynamic and growing field.  As such, we are aware of several companies who directly compete in the market we seek to enter.  A few of these companies are listed below.  Additionally, we are aware of many academic laboratories around the United States (and we are sure there are many more around the world) who are dedicating resources to building newer technologies that may compete with and potentially displace any interest in our devices.

• Stem Cell Technologies (http://www.stemcell.com)
• PicoVitro (http://www.picovitro.com)
• Nunc (http://www.nunc.com)

Shrink Solar
The solar field is extremely crowded with numerous different technologies competing for a growing market for renewable energy investment, including power generation, power conservation and in general, “green(er) technologies.”

Below is a list of a few companies in the solar space that offer products in the market we seek to enter:

• Covalent Solar (http://www.covalentsolar.com/)
• Morgan Solar (http://www.morgansolar.com/)
• SolarWorld (http://www.solarworld-usa.com/
• Kyocera (http://www.kyocera.com/)
• SunPower (http://www.sunpower.com/)
• Dow Chemical (http://www.dowsolar.com/)

Government Regulation

Shrink is a research and development business and to date, has not commercialized or sold any products using its technologies.  Therefore, the Company cannot be certain exactly which governmental regulations will ultimately be applicable to the final products.  However, certain of our products and manufacturing processes will be subject to regulation under various portions of the U.S. Federal Food, Drug and Cosmetic Act, to the extent they are used in or as part of medical devices or in vitro diagnostic devices.  The effects of this are that, among other things, our manufacturing facilities, when and if created, may be subject to periodic inspection by the U.S. Food and Drug Administration, or FDA, other product-oriented federal agencies and various state and local authorities in the U.S. for compliance with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO 9001 or ISO 13485.

To the extent our products are used in medical devices or other regulated applications, our products may be subject to extensive medical, FDA or other government regulation, testing and pre-market approval or clearance processes.  Prior to application for approval or clearance, we may need to conduct clinical trials to test the safety and efficacy of our products or we may be required to identify predicate devices to which we can establish substantial equivalence.  In addition, we may be required to satisfy testing criterion or submit product applications in other countries where we intend to market our goods.  These processes may take an extensive period of time and would necessarily require significant capital outlays, which we have no commitments for at this time.

We do not use and we anticipate that we will not utilize, manufacture or operate with substances deemed controlled under the Controlled Substances Act, administered by the Drug Enforcement Agency, or DEA, and therefore, no special procedures need be in place.

Because we do not actually do any material amount of testing, but rather, the manufacturing of devices that will be used as “tools”, we do not employ Centers for Disease Control/National Institutes of Health, Guidelines for Research Involving Recombinant DNA Molecules, Biosafety in Microbiological and Biomedical Laboratories, but, if and as our operations expand, may be required to do so in the future.

We are subject to federal, state, and local laws and regulations regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where we operate or maintain facilities.  Our operations to date have only been R&D and within universities in the State of California.  Therefore, we do not believe that any liability arising under, or compliance with, these laws and regulations will have a material effect on our business, and no material capital expenditures are expected for environmental control.

Certain Regulation Relating To Our License Agreement

Because certain inventions licensed to us under the License Agreement were funded by CIRM grants, as discussed above and in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Below, we are subject to the terms of the State of California’s CIRM’s Intellectual Property requirements for Non-Profit Organizations (17 Cal. Code of Regs. Section 1003000, et. seq.

The license granted by the License Agreement is also subject to the obligations to the U.S. government, under 35 U.S.C. Sections 200-212, including the obligations to report on utilization of inventions under 37 CFR 401.14(h), and is subject to the National Institute Of Health’s “Principals and Guidelines for Recipients of NIH Research Grants and Contracts on Obtaining and Disseminating Biomedical Research Resources” (64 F.R. 72090 Dec. 1999, as amended).

We do not believe, based on our existing Research Agreement and License Agreement, that any of our funding grants to date involved the use of federal funds.  U.S. Federal rules relating to ownership of intellectual property may be applicable to our intellectual property.   In the event that we accept federally funded grants or projects in the future, which we hope to do, our use of technologies developed will be subject to strict licensing guidelines and rules.

AudioStocks and Previous Business Revenues

In 2008 and 2009, we continued to wind down our AudioStocks business.  We do not anticipate any material revenues from our AudioStocks business in 2010 as we completed the sale of our AudioStocks business and related assets in 2009.  Because we no longer operate in this segment, management believes that extensive disclosure on this business is not material to an understanding of our new Shrink business.

Recent Developments

Forward Split and Increase in Capitalization

Effective as of April 8, 2010, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) which both:

•
increased our authorized capital from 100,000,000 shares of which 95,000,000 shares are common stock, par value $0.001 per share and 5,000,000 are preferred stock, par value $0.001per share, to 500,000,000 shares, of which 475,000,000 are shares of Common Stock, par value $0.001 per share and 25,000,000 are preferred stock (the “Capitalization Increase”); and

•
effectuated a forward split of our outstanding common stock on a 5 for 1 basis, increasing our issued and outstanding shares of common stock from 38,260,797 to 191,303,985 shares, par value $0.001 (the “Forward Split”).

The Forward split had a pari pasu effect on our 4,000,000 shares of outstanding Series A Preferred Stock, which is now increased to 20,000,000 shares of Series A Preferred Stock.

As a result of the Forward Split and Capitalization Increase, we now have remaining 283,696,015 shares of Common Stock authorized, but unissued and available for issuance, and an additional 5,000,000 shares of “blank check” preferred stock authorized, which have not been designated or reserved for issuance by the board.

All references in this Annual Report to share amounts, exercise or conversion prices reflect post split numbers and amounts, unless expressly indicated otherwise.

Convertible Note Financing

During the months of January and February of 2010, the Company issued, on a private basis, $335,000 in 12% convertible notes initially convertible at $.10 per share, and 1,675,000 Series A Common Stock Purchase Warrants, exercisable at $0.20 per share as part of a confidential private financing in exchange for $335,000.  The notes and warrants are identical to $100,000 of 12% notes and warrants issued in November of 2009 (i.e. an aggregate of $435,000 principal amount of convertible notes and warrants).  The notes are repayable one year from issuance and the warrants are exercisable commencing 6 months from issuance and expire 36 months from issuance.  In the event of a default, or in certain other events, the notes become exercisable at 80% of the then effective conversion price (initially $.08 per share), and the Company may force conversion at the discounted rate at such time.

When combined with notes and warrants sold during fiscal 2009 (and not including any prior 14% convertible notes issued to Noctua Fund, L.P.) the following is a brief summary of the notes and warrants outstanding:

•
$435,000 principal amount 12% convertible notes, currently convertible at $.10 per share into an aggregate of 4,350,000 shares of common stock (plus shares issuable as interest), payable one year from their respective issuance dates, and

•	2,175,000 Series A Common Stock Purchase Warrants, exercisable at $.20 per share, and expiring three years from their respective issuance dates.

The foregoing is a summary only of the note and warrant financing.  Details of the same may be found below in this Annual Report in the section titled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Issuances of Shares to Consultants

As part of the Company’s business plan and when feasible, it regularly elects to pay consulting fees in stock, as opposed to shares, to professionals so as to conserve capital.   In particular, during March of 2010, the Company issued an aggregate of 18,382,500 shares of restricted common stock to seven consultants and professional service providers for services rendered.  Additional information relating to these issuances and the underlying agreements and details can be found below in this Annual Report in the section titled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and “Item 7.  Management Discussion and Analysis of Financial Condition and Results of Operations” below.

ITEM 1A.	RISK FACTORS

We have not yet commercialized our ShrinkChip™ related technologies and have not attained revenues from them.  The nature of our business activities subjects us to certain hazards and risks and uncertainties.  We are a research and development stage company that will need substantial additional capital and development to be able to commercialize and gain market acceptance for our innovative products.  You should carefully consider the risk factors and all of the other information included in, or incorporated by reference into, this Annual Report or any supplement, including those included in our most recent Reports or documents provided as exhibits to this Report or other Reports as may be incorporated from time to time.

Our independent accounting firm and our board of directors, given the present resources and condition of the company agree that our internal controls are ineffective and that we may not be able to continue as a going concern.  We are taking steps to correct our internal controls and are also moving to improve the financial condition of the company.

General Risks:

You will suffer immediate and subsequent dilution and the costs of the securities you may purchase at exceed the price paid by current principal shareholders.

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Noctua Fund, LP for loans made to the Company or Shrink since 2008, as reflected on two 14% convertible promissory notes in the aggregate initial principal amounts of $118,121.28 and $100,000, respectively, plus interest, which are convertible at $.04 per share based on conversion prices at the times of the loans (approximately 5,848,725 shares, in aggregate as of April 10, 2010), both of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

Some of our debt is in default and could result in us losing some or all of our assets.

The “default” status with respect to the notes owned by Noctua Fund L.P., an affiliate of certain management, provides them with the right to take potentially aggressive actions, including levying on some or all of our assets, in order to recover monies owed.

We may not be able to continue operations as a going concern and we need substantial additional capital to continue our research and development activities and begin commercialization plans.  Research and Development costs of Shrink have been completely paid for to date by the UC Regents, and to a lesser extent, CIRM and, we do not have any capital commitments at this time.

Our independent auditors have expressed doubt about ability to continue as a going concern.  Shrink is currently a research and development company only.  We do not have grant or capital commitments at this time and previous Shrink research has been funded by the UC Regents and CIRM.  We do not believe that the sale of our remaining AudioStocks business related assets or from recent capital raises will be sufficient to fund our operations or research to any material degree.  Nonetheless, we have no further commitments for grants and grant funds cannot, generally, be used towards commercialization and manufacturing efforts.  Accordingly, the corporation will be dependent on obtaining additional external sources of capital in order to fund its operations or even continue as a going concern.

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

Management owns a controlling interest of our stock, including, without limitation, our Series A Preferred Stock; the existence of these derivative securities, may adversely affect your stock price and our ability to raise capital or into business ventures and transactions.

Currently, twenty million shares (20,000,000) of Series A Preferred Stock are issued and outstanding and held by certain principal shareholders or their affiliates.  These shares are all convertible and contain strict anti dilution provisions and other restrictive covenants.  As a result, over 90% of our voting control is vested in three beneficial owners.  Moreover, as shares of preferred stock are converted and sold, such sales are likely to have a highly dilutive effect on our stock price.

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

Since our stock ownership is concentrated among a limited number of holders, those holders have significant influence over all actions requiring stockholder approval, including the election of our board of directors.  Specifically, these members of management are Marshall Khine, Esq., Mark L. Baum and James B. Panther, II (director only).  Through their concentration of voting power, they could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.  In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders. Accordingly, investors should not invest in the Company’s securities without being willing to entrust the Company’s business decisions to such persons.

Conflicts of interest between the stockholders and our company or our directors could arise because we do not comply with the listing standards of any exchange with regard to director independence.

There are a variety of conflicts of interests and related party transactions with members of management, which control the vast majority of our shares and our board.  We are not listed on a stock exchange and our Board of Directors does not comply with the independence and committee requirements which would be imposed upon us if we were listed on an exchange.  In the absence of a majority of independent directors, our directors could establish policies and enter into transactions without independent review and approval. This could present the potential for a conflict of interest between the stockholders and our company or our directors.

We have a significant amount of preferred stock, convertible debt and warrants outstanding, all of which have anti dilution provisions.  If we issue additional shares or derivative securities as we raise capital, the notes are converted or the warrants are exercised, or if the conversion prices are adjusted downward as a result of a stock issuance at our current market rates, you will suffer immediate and substantial dilution to your common stock.

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 475,000,000 common shares, of which less than 45% have been issued or reserved for issuance as of April 2010.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 20,000,000 are already designated and issue and an addition 5,000,000 “blank check” preferred may be issued.  Currently, 191,303,985 shares of common stock are issued and outstanding and, the following securities with anti-dilution provisions are outstanding:

•	20,000,000 shares of Series A Preferred Stock, owned primarily by Messers Baum and Panther, II, convertible on a one-for-one basis into common stock,

•
$435,000 principal amount of unsecured 12% convertible notes, initially convertible at $.10 per share, into an aggregate of 4,350,000, in addition to shares that may be issued in respect of interest payments, and

•	2,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and April of 2010, at $.20 per share, and

•
$118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messers Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,223,725 inclusive of 270,693 shares underlying $10,827.72 or accrued interest, through April 10, 2010), which note is currently in default,

•
$100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,625,000 shares inclusive of 125,000 shares underlying $5,000 of accrued interest, through April 10, 2010), which note is also currently in default,

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, it is not likely that we will be able to raise convertible debt or equity financing without issuing shares at or below market rates, which, in addition to obvious dilution to existing shareholders, would reduce the conversion and exercise prices of the above securities causing further dilution to shareholders.  Our board of directors has the authority, without the consent of any of the stockholders, to cause us to issue more shares or our common stock and shares of our preferred stock at such prices and on such terms and conditions as are determined by the Board in our sole discretion.

Moreover, anti-dilution provisions in warrants have an additional adverse effect on the Company in that we would be required to reflect the value of such warrants as a potential liability to the Company.  No assurance can be made, therefore, that we will be able to raise capital, or, if we do, that the same will not have a material adverse effect on our capitalization or to our balance sheet.

If additional funds are raised through the issuance of equity securities, the percentage of equity ownership of the existing stockholders will be reduced. The issuance of additional shares of capital stock by us would materially dilute the stockholders’ ownership in us.

Presently, we have under-qualified management operating the company.

The present management team is not experienced enough and sufficient in number to realize the potential of Shrink.  It is very likely that more qualified additional managers, with significantly more specific experience in the businesses we seek to engage in, will need to be hired.  The sooner we can hire these people the better.  These persons will likely require substantial salaries and compensation packages that the company cannot presently afford.  Additionally, there may be substantial fees associated with recruiting new additional or replacement managers.  To the extent that we are unable to ultimately bring managers into the company who are more qualified than our present team, the company and it’s shareholders will be negatively impacted.

Risks Relating to an Investment in Our Securities:

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

There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include the following:

•
Currently, we have 20 million shares of Series A Preferred Stock outstanding (post Forward Split) and owned primarily by management, all of which contain significant anti-takeover and change of control deterrents.  Additionally, our certificate of incorporation authorizes our board of directors to designate any special priority or preference or other rights of, and issue up to 5,000,000 additional shares of “blank check” preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control;

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  Even if we do attain revenues and become profitable, we intend on reinvesting profits, if any.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as our board of directors may consider relevant.  Our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Our common stock trades on the over-the-counter market.  The average daily trading volume of our common stock on the over-the-counter market has not been consistent. Our daily volume remains limited and there is no assurance that increased volume, if any occurs, will continue. Holders of the our common stock may not be able to liquidate their investments in a short time period or at the market prices that currently exist at the time a holder decides to sell.  Because of this limited liquidity, it is unlikely that shares of our common stock will be accepted by lenders as collateral for loans.

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

Risks Related To Development And Commercialization Of Our Products:

Our technologies are unproven and new. No assurance can be made that our technologies will work as anticipated, or, even if they do work, will be commercially accepted.

We are a primarily R&D company with a newly developing and novel manufacturing technology.  We do not have agreements with purchasers yet and no assurance can be made that we will be able to make our technology viable.  Even if we are able to continue to fund our research and development and make our technologies viable, no assurance can be made that our chips will attain market acceptance in light of the larger, more established competitors in the life sciences and solar industries.  If we are unable to raise sufficient capital or commercialize our unproven products, our stock price will decline and you will be adversely affected.

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

Our success is highly dependent on the continued services of a limited number of skilled scientists, especially, Dr. Michelle Khine and Dr. Heiner Dreismann.  The company does not have an agreement for employment or consulting with Dr. Khine.  We have a consulting agreement with Dr. Dreismann.  In addition, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms.  The competition for qualified personnel in industrial, academic and nonprofit research sectors is significant.

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

Our products are still in the development stage.  However certain products which we may produce may be subject to government regulation depending upon their ultimate use. The successful implementation of our business strategy depends in part on our ability to get our products into the market as quickly as possible. Additional laws and regulations, or changes to existing laws and regulations, applicable to our business may be enacted or promulgated and the interpretation, application or enforcement of existing laws and regulations may change. We cannot predict the nature of any future laws, regulations, interpretations, applications or enforcements, or the specific effects any of these might have on our business. Any future laws, regulations, interpretations, applications, or enforcements could delay or prevent regulatory approval or clearance of our products and our ability to market our products. Moreover, if we do not comply with existing or future laws or regulations, we could be subject to the following types of enforcement actions by the FDA and other agencies:

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

We rely in part, on UC Merced and the UC Regents to file and secure our patents.

In addition to the option agreement with the UC Regents, Shrink has entered into a research and development agreement with UC Merced in order to fund certain research based on the intellectual property we have licensed and have the right to license from the UC Regents.  The agreement with UC Merced provides Shrink with an exclusive opportunity to license any technology that flows (derivative IP) from the research Shrink funds at UC Merced.  Should any intellectual property flow from this research and development agreement and Shrink elects to exercise such rights, it will be required to make annual payments to the UC Regents as well as royalty payments as commercialization occurs.

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

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process. We may experience research and development, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or enhancements. We cannot be certain that:

                    • any of the products under development will prove to be effective in generating sales demand;

•	we will be able to obtain, in a timely manner or at all, regulatory approval, if required, to market any of our products that are in development or contemplated; and

•	the products we develop can be manufactured at acceptable cost and with appropriate quality; or these products, if and when approved, can be successfully marketed.

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

Our future success depends upon maintaining a competitive position in the development of products and technologies in our areas of focus. Our competitors may:

•	develop technologies and products that are more effective, less expensive, safer or more readily available than our products or that render our technologies or products obsolete or noncompetitive;

•	obtain patent protection or other intellectual property rights that would prevent us from developing potential products; or

•	obtain regulatory approval for the commercialization of our products more rapidly or effectively than we do.

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

We do not have any manufacturing facilities. We are negotiating with third parties for the development and manufacture of our products initially.  However, even if we are able to develop our products, and penetrate the drug and life science industries, we may have to construct or acquire a manufacturing facility or utilize third parties, both of which would require us to train appropriate personnel.  To build a manufacturing facility, we will need substantial additional capital and we do not have any capital commitments to fund such construction.  In addition, the recent financial crisis has made it extremely difficult to obtain commercial property or industrial financing.  In addition, we must be able to resolve in a timely manner manufacturing issues that may arise from time to time as we commence production of our complex products.  With a start up manufacturing facility, unexpected problems may be more frequent as new equipment is put on line and operators are inexperienced in its operation.  These and other unanticipated difficulties or delays in manufacturing our products during commercialization, in sufficient quantities to meet customer demand could diminish future demand for our products, cause us to incur greater debt and materially harm our business.

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

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable; the patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other parties may challenge patents or patent applications licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business; and

•	other companies may design around technologies we have patented, licensed or developed.

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

Risks Relating to Our Operations:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

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

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.	LEGAL PROCEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business, in particular, that may relate to defense of our intellectual property rights.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

[Remainder of Page Intentionally Left Blank]

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

As a result of our 5 for 1 Forward Split, since April 12, 2010, our common stock has been quoted under the symbol INKN on the OTC Bulletin Board system.  Our shares trade on a limited and sporadic basis and the trading price of our shares is not necessarily of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission as adjusted to reflect to Forward Split, and may not represent actual transactions.  As of April 12, 2010, there was not a bid and ask price of our common stock available, the most recent trading price of $0.17 on March 22, 2010.

	Closing Bid Prices(1)
	High	Low

Quarter Ended December 31, 2010	$0.254	0.102
Year Ended December 31, 2009
4th Quarter	$0.256	$0.190
3rd Quarter	0.256	0.202
2nd Quarter	0.250	0.102
1st Quarter	0.204	0.01

Year Ended December 31, 2008
4th Quarter	$0.200	$0.200
3rd Quarter	0.200	0.050
2nd Quarter	0.350	0.050
1st Quarter	0.350	0.350

(1)            The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated, as adjusted for the 5 for 1 Forward Split in April of 2010.

Approximate Number of Holders of Our Common Stock

As of April 12, 2010, there were 222 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings. In aggregate, we had 191,303,985 shares of common stock outstanding as of April 12, 2010.

Dividends

We have never declared or paid a cash dividend and do not foresee paying one in the near future.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The company does not full time employees and does not have any stock option plan, whether approved by shareholders or otherwise, however, the Company does, on occasion issued equity or options as compensation to consultants. Additional detailed information relating to stock and option grants during 2009 can be found below in “Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”, the provisions of which are incorporated herein.

Recent Sales of Unregistered Securities

Private Placement of 12% Convertible Notes and Series A Warrants

Between November 2009 and March of 2010, we sold in a private placement to 7 investors, $435,000 in principal amount of 12% convertible notes (the “12% Notes”), exercisable initially into 4,350,000 shares of common stock (subject to adjustment) at $.10 per share and due one year from issuance, and Series A Common Stock Purchase Warrants to purchase 2,175,000 shares, exercisable at $.20 per share, exercisable 6 months after issuance and expiring three years from issuance (the “Series A Warrants”).  The Notes and Series A Warrants were sold at face value for each dollar amount of Notes sold.  These 12% Notes and Series A Warrants contain various anti dilution and similar protective provisions which could be dilutive to investors. No placement agent compensation has been paid in this financing.

The terms of the 12% convertible notes issued provide that they are initially convertible at $.10 (as adjusted for the Forward Split) and that:

•
Investors in notes have a right to invest outstanding principal and interest in the notes for the purchase price of new securities in any new private equity linked financing while the notes are outstanding,

•
The Company may, at any time up to 30 days prior to maturity, offer noteholders right to early repayment if the company enters into and closes an equity based financing with net proceeds of not less than $6 million of net proceeds to the Company,

•
In the event of default the conversion price is reduced to 80% of the then existing conversion price in effect and, after such default, the Company may mandate conversion as said discounted rate, as an alternative to paying cash.

The foregoing is a summary only of the 12% Note and Series A Warrant, a copy of the forms of which, along with the form of subscription agreement entered into with investors in this offering, are each annexed as exhibits to this Annual Report, the provisions of which are incorporated herein.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor represented that they were accredited investors, as defined in Rule 501 of Regulation D and, there was no general solicitation or general advertising used to market the securities.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Issuances to Consultants for Services Rendered

As part of the Company’s business plan, it regularly elects to pay consulting fees in stock, as opposed to shares, so as to conserve capital.  In particular, during March of 2010, the Company made the following 18,382,500 issuances of restricted stock to consultants and professional service providers:

•	7,250,000 shares were issued to a consultant in satisfaction of a consulting agreement entered into in January, 2010, for public relations, marketing and structuring services;

•
8,700,000 shares were issued to a consultant in satisfaction of a consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, research and web/statistical content and investor relations;

•
1,500,000 shares were issued to a consultant in satisfaction of a consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals;

•	600,000 shares were issued to an accounting professional for professional services;

•	40,000 shares (in addition to 60,000 shares issued in November 2010) were issued as payment for professional services rendered;

•	180,000 shares were issued to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered; and

•	112,500 shares were issued to a member of the Scientific Advisory board, pursuant to an agreement dated as of March 1, 2010.

The Company reasonably believes that all of the issuances of securities described above were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor had a pre-existing relationship with the Company, represented that it had the financial wherewithal, knowledge and sophistication to invest in the securities of the Company and only legended restricted securities were issued.  In addition, each recipient represented that they are acquiring the securities as an investment only and not with a view towards distribution of the same to the public.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  All securities issued were restricted with an appropriate restrictive legend on certificates for notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2009.

ITEM 5.  SELECTED FINANCIAL DATA.

Not Applicable.

[Remainder of Page Intentionally Left Blank]

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” above, and “Risk Factors” and other business risks and information, set forth herein, as well as the “Business” section above.

Background

The Company, originally named Jupiter Processing Inc. incorporated under the laws of the State of Delaware on January 22, 2002.  We changed our name to Audiostocks, Inc. on January 13, 2005.  Effective May 14, 2009, we changed our name to Shrink Nanotechnologies, Inc., in contemplation of our acquisition of Shrink Technologies, Inc., a California corporation, or Shrink, which was completed on May 29, 2009 and is referred to herein as the “Shrink Acquisition”.

Prior to the Shrink Acquisition, the Company was operating solely as an Internet-based publishing platform designed to compile, catalogue, distribute and make functional, financial content and data related to that content.  Due to certain regulatory changes in the securities and financial markets following the Sarbanes-Oxley Act of 2002, as well as the most recent global financial crisis and resulting limits on smaller public company budgets dedicated towards public relations, our ability to find paying customers for our internet publishing services has been severely challenged.  While the Company has remaining operations in this sector, including the vertical search business through StockVert.com, it intends to wind it down and, if possible, liquidate or sell its previous internet publishing business and remaining assets used in this sector. The Company intends on liquidating any remaining assets relating to its AudioStocks business.

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

Summary of Shrink Acquisition Terms

We acquired 100% ownership of Shrink from its sole shareholder, Marshall Khine.  Shrink’s (and therefore our) primary asset is a license agreement with the Regents of the UC Regents granting Shrink intellectual property rights in patent rights held by the UC Regents.  In addition Shrink owns certain trademarks and other intellectual property.

As consideration for the acquisition of Shrink, the Company issued an aggregate of 44,444,440 shares of its common stock and 50 shares of its Series C Preferred Stock, which has since been cancelled.  In addition, the Company (i) assumed pursuant to the terms of a note exchange agreement, the outstanding notes due to Noctua Fund LP, which had an aggregate currently outstanding balance (at the time) of approximately $118,121, (ii) agreed to issue 495,500 shares of common stock to the UC Regents as the initial consideration under Shrink’s license agreement with it (iii) provided Seller with one seat on the Company’s Board of Directors which went to Mr. Marshall Khine, Esq., and (iv) agreed to comply with all outstanding commitments made by Shrink and its consultants, including members of Shrink’s Scientific Advisory Board and its Business Advisory Board.  Additional information relating the Shrink Acquisition and Shrink itself is contained in our Current Report on Form 8-K, Filed on June 5, 2009, and exhibits thereto the provisions of which are incorporated herein.

Plans for Preexisting Operations

Prior to and since the Shrink Acquisition we were operating and looking to liquidate, our investor relations and other internet businesses.  We intend on selling or licensing our previous investor relations and related internet business (i.e. the AudioStocks business) software and do not intend to continue operations in that operating segment any longer.  No assurance can be made that we will be able to do so, or, if we do so, that it will be at favorable terms.

Because we were operational and have revenues from non Shrink related operations in previous periods prior to the Shrink Acquisition, certain portions of this Report and specifically, this Management Discussion and Analysis of Financial Condition and Results of Operations, also contains information that may relate to our previous, non-Shrink related operations, which are no longer material to our business.  As our operations switched to those of Shrink as of May 29, 2009 with Shrink as the surviving accounting acquirer, and since Shrink is a development stage company, a comparison for our pre-Shrink Acquisition business revenues and operations with those of Shrink’s would is necessarily be appropriate or meaningful in this Report.  Moreover, as Shrink on its own has limited operations or history, there is little historic information upon which shareholders may assess our business prospects.

Recent Events

Forward Split and Increase in Capitalization

Effective as of April 8, 2010, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) which both:

•
increased our authorized capital from 100,000,000 shares of which 95,000,000 shares are common stock, par value $0.001 per share and 5,000,000 are preferred stock, par value $0.001per share, to 500,000,000 shares, of which 475,000,000 are shares of Common Stock, par value $0.001 per share and 25,000,000 are preferred stock; and

•	effectuated a forward split of our outstanding common stock on a 5 for 1 basis, increasing our issued and outstanding shares of common stock from 38,260,797 to 191,303,987 shares, par value $0.001.

The Forward split had a pari pasu effect on our 4,000,000 shares of outstanding Series A Preferred Stock, which is now increased to 20,000,000 shares of Series A Preferred Stock.

As a result of the Forward Split and capitalization increase, we now have remaining 283,696,013 shares of Common Stock authorized, but unissued and available for issuance, and an additional 5,000,000 shares of “blank check” preferred stock authorized, which have not been designated or reserved for issuance by the board.

The above forward stock split was accepted and made effective by FINRA (www.finra.org) on April 15, 2010, and the Company’s common stock, following 20 days from April 15, 2010 will remain INKN.

Convertible Note Financing

Between November of 2009 and March of 2010, the Company sold, in a private placement, $435,000 in 12% convertible notes initially convertible at $.10 per share, and 1,675,000 Series A Common Stock Purchase Warrants, exercisable at $0.20 per share, with aggregate proceeds to the Company of $435,000.  The notes are due 1 year from issuance and the warrants are exercisable commencing 6 months from issuance and expire 36 months from issuance.  In the event of default, or in certain other events, the notes become exercisable at 80% of the then effective conversion price (initially $.08 per share) and the Company may force conversion at the discounted rate at such time.

The foregoing is a summary only of the note and warrant financing, details of which can be found above in this Annual Report in the section titled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Strategic Marketing and Development Agreement Relating to Solar Products

Effective as of September 1, 2009 and as previously reported, the Company entered into a Strategic Marketing and Development Agreement with Inabata America Corporation, a subsidiary of Inabata & Co. Ltd.  The Marketing Agreement provides for the appointment of Inabata by the Company, as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and SHRINKCHIP™ RPS solar products to third parties (the “Solar Products”).  Pursuant to the Marketing Agreement, Inabata is required to use best efforts in, among other things, introducing the Solar Products to potential purchasers, licensees, customers, development partners or possible funding sources, and to provide certain technical assistance and training.  In exchange therefore, Inabata was granted a good faith right of first negotiation to act as non-exclusive distributor of the Solar Products.  In addition, the Marketing Agreement provides for fees to be paid to Inabata if it introduces a funding, grant or development funding source which completes a capital transaction with the Company up to 50% of which may be paid in stock, at the sole discretion of the Company.

Year Ended December 31, 2009Compared to the Year ended December 31, 2008

Results of Operations; Material Changes in Financial Condition; Development Stage Company

The most significant event and change to our Company during the year ended December 31, 2009, was the acquisition of Shrink on May 29, 2009, which is currently our only material business, and completion of our recent equity financing.  The Shrink Acquisition resulted in Shrink being the surviving entity for financial and accounting reporting purposes.  Our discussion herein, therefore, primarily relates to this business (except as indicated otherwise), as Shrink is our surviving entity for accounting purposes.  Our acquisition of Shrink, along with our gradual liquidation of AudioStocks assets has resulted in a material change to our business that occurred during 2009.

Shrink was formed on January 15, 2008.  Accordingly, any comparison data herein relating to periods of Shrink in 2008, includes such period, from the date of inception of Shrink.

As Shrink is a development stage company, we expect to incur substantial additional investment expenses in commercializing our Shrink related technologies.

Since our acquisition of Shrink we have also made various trademark applications relating to our ShrinkChip technologies and entered into additional service or research contracts to develop our manufacturing process.

The Company, including its subsidiary, has not had any revenues in either 2009 or 2008 as it is a research and development stage company.

Operating Expenses

Our Shrink related business had total operating expenses of $1,468,818 for the year ended December 31, 2009 and $88,493, as compared to the same period for the Shrink related business in 2008.  We expect operating expenses to continue as we look to expand our current business operations and invest further in research and development activities.

General and Administrative Expenses.  Our general and administration expenses increased to $1,164,804, in the fiscal year ended December 31, 2009 from $9,141 in 2008. This increase was mainly due to a significant increase in operating activities and company development.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased to $151,116 in the fiscal year ended December 31, 2009 from $0 in 2008. This increase was mainly due to the reverse acquisition of Shrink Nanotechnologies, Inc. which led to an increase in public company reporting requirements, a significant increase in operating activities and company development.  We expect our costs for professional services for public company reporting and corporate governance expenses to remain significant.

Depreciation and Amortization. Our depreciation expenses increased to $27,146 in the fiscal year ended December 31, 2009 from $0 in 2008, and our amortization expenses increased to $3,336 in the fiscal year ended December 31, 2009 from $0 in 2008. The increase in depreciation expenses was mainly due to the acquisition of assets during reverse acquisition of Shrink Nanotechnologies, Inc., and the increase in amortization expenses was mainly due to an increase of patent pending inventions acquired during the year.

Interest Expense. Interest expense increased to $34,588 in the fiscal year ended December 31, 2009 from $0 in 2008, primarily due to an increase of financing through convertible note issuances.

Net Loss From Operations

For the year ended December 31, 2009, we had a net loss of $1,621,527 from continuing operations as compared to a net loss of $88,493 from continuing operations for the period ended December 31, 2008.  Management attributes the increase in net loss to an increase in operational and research activities and no revenues during 2009.

We anticipate, continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising and investor relations activities.  We intend to fund our R&D activities, as we have in the past, through government grants, partnerships and arrangements with universities (such as those that are in effect with the Regents and Merced) and equity and debt financings.

Net Gain from Discontinued Operations – Audiostocks.com Business Division

In 2008 and 2009, we continued to operate our AudioStocks business while selling off its assets and winding it down through November of 2009.

We recorded a gain of $143,825 from our discontinued operations in 2009, as compared to $0 for fiscal 2008.

We anticipate that further gains and losses relating to our previous non-Shrink related business will diminish as we have wound down or sold these related operations in late 2008 and 2009.  We do not currently incur material expenses related to these businesses.

Because we no longer operate in this segment, management believes that extensive disclosure on this business is not material to an understanding of our new Shrink business.  In addition, a comparison of our new research and development activities to our previous internet and investor relations business would not be meaningful to investors. Accordingly, the focus of this Report is on our Shrink related research and development business and business plans and the previous Shrink business, which is deemed the accounting acquirer after the Shrink Acquisition in May 2009.

Net Loss

In the fiscal year ended December 31, 2009, we generated a net loss of $1,477,702 compared to a net loss of $88,493 in 2008. The increase in net loss is due to an overall increase in our business operations.

Liquidity and Capital Resources

Our cash on hand at December 31, 2009 was $58,539 as compared to $37,940 on hand December 31, 2008.  The recent increase is primarily attributable to our recent equity and debt financings.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in thousands of U.S. dollars)

	Year Ended December 31,
	2009	2008
Net cash provided by used in operating activities	$(390,794)	$(53,155)
Net cash provided by (used in) investing activities	(76,107)	-
Net cash provided by (used in) financing activities	487,500	91,095

Net Increase in Cash and Cash Equivalents	20,599	37,940
Cash and Cash Equivalent at Beginning of the Year	37,940	-
Cash and Cash Equivalent at End of the Year	58,539	37,940

Operating activities

Net cash used in operating activities was $390,794 for the year ended December 31, 2009, as compared to $53,155 used in operating activities during 2008. The increase in net cash used in operating activities was mainly due to an increase in operating activities and a lack of revenue.

Investing activities

Net cash used in investing activities for the year ended December 31, 2009 was $76,107, as compared to $0 net cash used in investing activities in 2008. The increase in net cash used in investing activities was mainly attributable to an increase in patent pending and other intangible asset acquisitions.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2009 was $487,500, as compared to $91,095 net cash provided by financing activities in 2008. The increase of net cash provided by financing activities was mainly attributable to financing efforts made by management in order to obtain certain assets, maintain current business operations and research and development activities.

To date, a material portion of our operations, and of the operations of our Shrink subsidiary, have been funded by certain members of management and Noctua Fund, L.P., which is an affiliate of Messrs. Baum and Panther, II, our current directors.  Specifically, and without limitation, Noctua Fund, L.P. loaned the Company over $100,000 between 2008 and April 2009, as represented by the 14% convertible promissory note, convertible at $.04 per share; and the identical $118,000 14% convertible promissory note, convertible at $.04 per share, reflecting loans to our Shrink subsidiary prior to our acquisition of them, to fund their operations.  Interest to date on the notes exceeds $15,000 and both of the foregoing notes to Noctua are in default.

The Company raised $100,000 through a Convertible Note and Series A Warrant financing during the year ended December 31, 2009, and an additional $335,000 from January 2010 through March 2010, with gross proceeds to the Company of $435,000.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report.  A portion of our research is being conducted by the University of California, through grants.  We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

Trends

To a great extent, we expect government grants and university/academic funding to be cyclical based on public policy (e.g. brain stem research limitations), the amount allocated by governments and universities generally to research, and general economic trends. We expect that we will have to compete diligently in order to secure grants and research funding from universities.  We also anticipate that, for the foreseeable future, our ability to attain conventional bank or secured financing for our products will be difficult as a result of our limited fungible assets and banking constraints that limit commercial loans.

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

Our Exclusive License Agreement

The underlying intellectual property and patent rights to Shrink’s proprietary technologies are owned by the UC Regents.  On April 29, 2009, and pursuant to the terms of the Research Agreement, Shrink and the UC Regents entered into an Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, which is referred to in this Report as the License Agreement.  The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.  The following description of the License Agreement is a summary only, and is qualified in its entirety by the actual agreement which is filed as an Exhibit to our Current Report on Form 8-K, filed June 5, 2009.

The term of the License Agreement commenced April 29, 2009 and will continue in effect until the expiration or abandonment of the last patent covered by the agreement, unless we terminate it on 60 days’ notice or the UC Regents terminated it on 60 days’ notice if we default on our obligations under the agreement and fail to cure such default during the 60 day period.

In accordance with the License Agreement, we will be required to pay royalties based on net sales of each licensed product, licensed method or licensed service by the Shrink, any of its affiliates or joint-ventures.  The License Agreement requires that we pay royalties from all income, which includes gross proceeds of all income (other than certain royalties required to be paid by our sub licensees, if any), whether in cash or other considerations and, whether paid to Shrink or its affiliates or assigns, but explicitly excluding, among other things, revenues or receipts from debt or equity financings, or reimbursements for our R&D activities or actual patent prosecution costs.

Our fees to the Regents under the License Agreement include:

•
A  $100,000 contract initiation fee paid to the Regents in the form of 495,500 shares of common stock of the Company; however, we have the option to reacquire the shares for $100,000 at any time through April 2010;

•
A  $25,000 annual maintenance fee, unless, (i) by the time that such annual maintenance fee is due, Shrink has already commercialized its principal product and begun paying earned royalties; or (ii) the Company maintains the Research Agreement or another research agreement at the University of California, Merced.

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

If we use the licensed products or methods as research tools, we are required to pay royalties also, at a rate to be agreed upon, but no less than the rate charged by the UC Regents for similar research tools licensed to others.

If we sublicense the licensed intellectual property, we are also required to pay licensing fee of 30% of the gross income from the license, as well as earned royalty payments on sublicensed sold.

Other Limitations

The license granted by the License Agreement is further subject to the obligations to the U.S. government, under 35 U.S.C. Sections 200-212, including the obligations to report on utilization of inventions under 37 CFR 401.14(h), and is subject to the National Institute Of Health’s “Principals and Guidelines for Recipients of NIH Research Grants and Contracts on Obtaining and Disseminating Biomedical Research Resources” (64 F.R. 72090 Dec. 1999, as amended).

No assurance can be made that we will be able to continue developing or, if developed successfully, commercialize our technologies licensed through UC Merced.  The foregoing is a summary only of the License Agreement with UC Merced, a copy of which is filed with our current report on Form 8-K filed June 6, 2009, the provisions of which are incorporated by reference herein.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

The Company and its subsidiary is a party to agreements with the Regents, numerous consultants on its science and business Advisory Boards, other non-science consultants (specifically our Operating Agreement with BCGU), and other agreements mentioned above and which have been disclosed in our Reports and which are incorporated herein.

We currently do not have any full time employees.  We have obtained certain administrative services from BCGU, LLC (BCGU), an entity which is owned and controlled by Mr. James B. Panther II and Mark L. Baum, Esq., both directors of the Company.  BCGU is to be paid a fee of $30,000 per month, although BCGU has never actually received a cash fee equal to the contracted amount as a result of our limited access to cash.  Monies under this agreement accrue on our financial records

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.   The foregoing is a summary only of our sublease with Business Consulting Group Unlimited, Inc., a copy of which is attached as an Exhibit to this Report, the provisions of which are incorporated by reference herein.

The Company previously shared office space with the Noctua Fund Manager, LLC.  On January 1, 2009 we began accruing a $2,500 rental expense each month for the use of the space.  There was no written agreement; it is a verbal agreement between the two companies.  The verbal agreement ceased on May 29, 2009 pursuant the Company’s execution of a sublease.

Recent Accounting Pronouncements

We are not aware of any additional pronouncements that materially affect our financial position or results of operations.

Research and Development

The Company estimates that at least $122,416 has been spent by Shrink during fiscal 2009 and $79,352 during fiscal 2008 on research and development activities, most of which has stemmed from payments from Shrink through UC Merced or, to a limited extent, CIRM.

Employees

We currently do not have any full time employees.  We obtain certain administrative services from BCGU, LLC, or BCGU, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $30,000 per month pursuant to an operating agreement.  The foregoing is a summary only of our operating agreement with BCGU, LLC, a copy of which is attached as an Exhibit to our Current Report on Form 8-K, Filed June 5, 2009.  (See also “Item 13.  Certain Relationships and Related Party Transactions” below).

We hire independent contractor labor on an as needed basis and have entered into consulting arrangements with certain directors and advisory board members in exchange for stock or derivative securities. We have not entered into a collective bargaining agreement with any union.

Properties

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.   The foregoing is a summary only of our sublease with Business Consulting Group Unlimited, Inc., a copy of which was attached as an Exhibit to our Current Report on Form 8-K, as filed June 5, 2010, the provisions of which agreement are incorporated by reference herein.  (See also “Iem 13.  Certain Relationships and Related Party Transactions” below).

Recent Developments

On February 10, 2010 the Company resolved all its claims with American Scientific Resources, Inc. As a result of the settlement all claims were dismissed, including all action against the Company.  The settlement has no adverse impact on the Company’s financial results.

During the month of March 2010, pursuant to agreements and commitments the Company issued 18,382,500 shares of common stock with a value of $3,127,025 as payment for various bona fide services.

Taxation

Income taxes are accounted for under ASC740 "Accounting for Income Taxes.”  ASC740 requires the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Even if we were to become profitable, we may be unable to utilize our deferred tax asset.

ASC740 also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years.  Cumulative losses weigh heavily in the overall assessment.  As a result, we determined that it was appropriate to establish a valuation allowance for the full amount of our deferred tax assets.

ASC740 also prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.

The calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are subject to examination by various taxing authorities. We believe that as a result of our losses sustained to date, any examination would result in a reduction of our net operating losses rather than a tax liability.  As such, we have not provided for additional taxes estimated under ASC740, Accounting for Uncertainty in Income Taxes.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.  See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

Obligations Under Material Contracts

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010, and will continue as a month to month tenancy thereafter.   At December 31, 2009 $42,000 had been paid to Business Consulting Group Unlimited, Inc and nothing was owed to Business Consulting Group Unlimited, Inc.

On May 29, 2009, the Company signed an Operating Agreement with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The Amended Operating Agreement allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  At December 31, 2009, $42,000 had been paid to BCGU, LLC and there was $342,000 owed to BCGU, LLC.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  The Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company has also incurred debt in order to fund its operations, as discussed above and elsewhere in this report in respect of $435,000 of 12% convertible notes issued between November and March 2010, and $218,121.28 or debt funded by Noctua Fund L.P. to the Company or its Shink subsidiary since 2008, as evidenced by the two 14% Convertible notes, in the aggregate principal amount of $118,121.28 and $100,000, respectively, specifically, some of our notes and related obligations include:

•
$435,000 principal amount of unsecured 12% convertible notes, initially convertible at $.10 per share, into an aggregate of 4,350,000, in addition to shares that may be issued in respect of interest payments, and

•	2,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and April of 2010, at $.20 per share, and

•
$118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messrs. Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,223,725 inclusive of 270,693 shares underlying $10,827.72 or accrued interest, through April 10, 2010).

•
$100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messrs. Baum and Panther II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,625,000 shares inclusive of 125,000 shares underlying $5,000 of accrued interest, through April 10, 2010).

The notes to Noctua Fund L.P. are currently in default.

Agreements with Universities

As indicated above, Shrink is a party to a Research Agreement with UC Merced and to an Exclusive License Agreement with the UC Regents.  A more detailed description of these agreements is contained above, in this section, and elsewhere in this Report.

Agreements for Consulting Services

The Company does not pay cash or issue securities to promote its stock or to make a market or assist in making a market for its securities.  Our sole executive officer has instructed all company representatives of this policy.

The Company strives to save liquid capital by paying for services or satisfying liabilities, whenever able, by issuance of stock to consultants, services providers and consultants.  The issuance of restricted stock in lieu of cash payment sometimes requires that the company pay a premium for such services.  Management believes, nonetheless, that given credit crisis, and difficulty in raising capital for R&D companies such as our own, that the benefits of issuing restricted stock for services outweigh the downside in that it leaves cash available to satisfy debts with vendors where able.  Below is a list material agreements entered into with consultants for services, all of which consultants are independent parties.

In March of 2010, we issued 7,250,000 shares valued at $1,232,500 to a consultant in satisfaction of a consulting agreement entered into in January, 2010, for public relations, marketing and structuring services.

In March of 2010, we issued 8,700,000 shares valued at $1,479,000 to a consultant in satisfaction of a consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, research and web/statistical content and investor relations.

In March of 2010, we issued 1,500,000 shares valued at $255,000 to a consultant in satisfaction of a consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals.

In March of 2010, we issued 600,000 shares valued at $102,000 to an accounting professional for previous and ongoing accounting, bookkeeping and financial statement preparation related services.

In March of 2010, we issued 180,000 shares valued at $30,600 to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered.

In March of 2010, we issued 112,500 shares valued at $19,125 to a member of the Scientific Advisory Board, pursuant to an agreement dated as of March 1, 2010.

In March of 2010, we issued 40,000 shares valued at $6,800 (in addition to 60,000 shares issued in November 2010) as payment for professional services rendered.

Some of the agreements under which these shares were issued have not been committed to a writing and were entered into based on an oral agreement between the independent contractor(s) and a company representative. These shares are cancellable based on performance of said independent contractor.

The foregoing agreements do not require us to make further issuances (except for the issuances for professional services which continue insofar as such persons continue to provide services and agree to accept shares in lieu of cash payment.  The foregoing is a summary only of the foregoing agreements, copies of which, to the extent material, are annexed as exhibits to this Annual Report.

All stock issuances are subject to Board approval.

Need for Additional Capital

As indicated above, management does not believe that the Company has sufficient capital to sustain its operations beyond 12 months or commercializing its technologies without raising additional capital.  We presently do not have any available credit, bank financing or other external sources of liquidity.  Accordingly, we expect that we will require additional funding through additional equity and/or debt financings.  However, there can be no assurance that any additional financing will become available to us, and if available, on terms acceptable to us.

The conversion of our outstanding notes and exercise of our outstanding warrants into shares of common stock would have a dilutive effect on our common stock, which would in turn reduce our ability to raise additional funds on favorable terms.  In addition, the subsequent sale on the open market of any shares of common stock issued upon conversion of our outstanding notes and exercise of our outstanding warrants could impact our stock price which would in turn reduce our ability to raise additional funds on favorable terms.

Any financing, if available, may involve restrictive covenants that may impact our ability to conduct our business or raise additional funds on acceptable terms.  If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue our expansion plans.  In the event we are unable to raise additional capital we will not be able to sustain any growth or continue to operate.

Effects of Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.  However, our management will closely monitor the price change and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Management believes the critical accounting policies discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements. For a complete discussion of all of the Company’s significant accounting policies, see Note 2. to the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2009 and 2008 begins on page F-1 of this Annual Report.

[Remainder of Page Intentionally Left Blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Shrink Technologies, Inc
Carlsbad, California

We have audited the accompanying balance sheets of Shrink Technologies, Inc  (a development stage company) as of December 31, 2009 and 2008,  and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and from January 15, 2008 (inception), through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shrink Technologies, Inc. as of December 31, 2009 and 2008,  and the results of its operations and its cash flows for the years then ended and from January 15, 2008 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from operations and is dependent on financing to continue operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf, Nilson & Morrill

Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, Utah
April 14, 2010

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash	$ 58,539	$ 37,940
Litigation receivable	108,011	-
Prepaid expenses	120,333	-
Total current assets	286,883	37,940

Prepaid expenses, non-current	257,408	-
Property, plant and equipment, net	140,054	-
Intangible assets, net	219,062	-

TOTAL ASSETS	$ 903,407	$ 37,940

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$ 973,840	$ 35,338
Due to former preferred stock shareholders	143,825	-
Due to a related party	12,500	-
Convertible debentures, net of discount	13,611	-
Convertible debentures, net of discount, default - related party	218,121	45,547
Total current liabilities	1,361,897	80,885

Long term liabilities
Convertible debentures, net of discount - related party	-	45,547
TOTAL LIABILITIES	1,361,897	126,432

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 50
at December 31, 2009 and December 31, 2008, respectively	4,000	-
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 172,921,485 and 44,444,440
at December 31, 2009 and December 31, 2008, respectively	34,584	8,889
Additional paid in capital	1,069,121	(8,888)
Accumulated deficit	(1,566,195)	(88,493)
TOTAL STOCKHOLDERS' DEFICIT	(458,490)	(88,492)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 903,407	$ 37,940

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS

	For the year	From Inception	From Inception
	ended	January 15, 2008	January 15, 2008
	December 31,	through December 31,	through December 31,
	2009	2008	2009

Net revenues	$ -	$ -	$ -

Expenses
Research and development	122,416	79,352	201,768
Professional fees	151,116	-	151,116
General and administrative	1,164,804	9,141	1,173,945
Depreciation, depletion, and amortization	30,482	-	30,482
Total operating expenses	1,468,818	88,493	1,557,311

Loss from operations	(1,468,818)	(88,493)	(1,557,311)

Other Income (Expense)
Interest expense	(34,588)	-	(34,588)
Loss from extinguishment of debt	(118,121)	-	(118,121)
Total Other Income (Expense)	(152,709)	-	(152,709)

Net loss from continued operations	(1,621,527)	(88,493)	(1,710,020)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	143,825	-	143,825
Income from discontinued operations	143,825	-	143,825
(Loss) Before Income Taxes	(1,477,702)	(88,493)	(1,566,195)

Income Taxes	-	-	-

NET (LOSS)	$ (1,477,702)	$ (88,493)	$ (1,566,195)

Net income (loss) per common share, basic and diluted:
Net (loss) from continued operations	(0.01)	(0.00)	-
Net income from discontinued operations	0.00	-	-
Net (loss) per common share:	$ (0.01)	$ (0.00)	-

Weighted average common and common equivalent shares outstanding
Basic and diluted	117,799,762	44,444,440	81,839,262

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS

	For the year	From Inception	From Inception
	ended	January 15, 2008	January 15, 2008
	December 31,	through December 31,	through December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,477,702)	$ (88,493)	$ (1,566,195)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation, amortization	30,482	-	30,482
Debt discount amortization	13,611	-	13,611
Non-cash share-based payments	539,799	-	539,799
Loss from extinguishment of debt	118,121	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	(377,741)	-	(377,741)
Accounts receivable	(106,339)	-	(106,339)
Accounts payable and accrued liabilities	868,975	35,338	904,313
NET CASH USED IN OPERATING ACTIVITIES	(390,794)	(53,155)	(443,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	62,404	-	62,404
Additions to fixed assets	(16,113)	-	(16,113)
Additions to intangible assets	(122,398)	-	(122,398)
NET CASH FROM INVESTING ACTIVITIES	(76,107)	-	(76,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	12,500	-	12,500
Proceeds from issuance of common stock	355,000	1	355,001
Proceeds from convertible debentures	120,000	91,094	211,094
NET CASH FROM FINANCING ACTIVITIES	487,500	91,095	578,595

NET CHANGE IN CASH	20,599	37,940	58,539
CASH BALANCES
Beginning of period	37,940	-	-
End of period	$ 58,539	$ 37,940	$ 58,539

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 312	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Non-cash assets acquired through reverse acquisition	$ 152,759	$ -	$ -
Liabilities assumed through reverse acquisition	$ 186,297	$ -	$ -
License acquired through issuance of stock	$ 100,000	$ -	$ -
Stock issued to satisfy convertible debt obligation	$ 57,500	$ -	$ -

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(Development Stage Company)
STATEMENTS OF STOCKHOLDERS'' EQUITY (DEFICIT)
From January 15, 2008 date of inception through December 31, 2009

	Preferred Stock		Common Stock		Additional	Retained	Total
		Par		Par	Paid-in	Earnings
	Shares	Value	Shares	Value	Capital	and Deficit
Issuance founder shares	50	$ -	44,444,440	$8,889	$(8,888)	$ -	$ 1
Net Loss	-	-	-	-	-	(88,493)	(88,493)
Balance at December 31, 2008	50	-	44,444,440	8,889	(8,888)	(88,493)	(88,492)

Reverse merger	20,000,100	4,000	115,004,875	23,001	(45,892)	-	(18,891)

Beneficial conversion feature convertible notes	-	-	-	-	69,900	-	69,900

Value associated with warrants detached
from notes	-	-	-	-	30,100	-	30,100

Conversion of convertible debt	-	-	1,916,670	383	57,117	-	57,500

Issuance of shares for license issuance fee	-	-	495,500	99	99,901	-	100,000

Shares issued for cash at $.20 per share	-	-	8,875,000	1,775	353,225	-	355,000

Issuance of shares for services valued at
$1.08 per share	-	-	2,185,000	437	469,461	-	469,898

Value of stock options granted	-	-	-	-	69,901	-	69,901

Cancellation of series c preferred stock	(150)	-	-	-	(143,825)	-	(143,825)

Loss from extinguished debt	-	-	-	-	118,121	-	118,121

Net Loss	-	-	-	-	-	(1,477,702)	(1,477,702)
Balance at December 31, 2009	20,000,000	$4,000	172,921,485	$34,584	$ 1,069,121	$(1,566,195)	$ (458,490)

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2009 and 2008

NOTE 1.  ORGANIZATION
Shrink Nanotechnologies, Inc. (the “Company or the “Successor Entity” or “us” or “we”) was incorporated in the state of Delaware on January 15, 2002, as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Company changed its name to Shrink Nanotechnologies, Inc.  Following a shareholder action described in a Form 14C filed on with the Securities and Exchange Commission on February 15, 2010, the Board of Directors effected a 5 for 1 forward split.  All per share amounts and calculations in our presentation reflect this change.

On May 29, 2009, the Company entered into and completed a share exchange agreement with Shrink Technologies, Inc., (“Shrink”) a privately-owned California corporation which held and continues to hold, most of our Shrink related business and intellectual property assets.   The exchange of shares with Shrink Technologies, Inc. has been accounted for as a reverse acquisition with the business of Shrink Technologies, Inc. as the surviving Company for accounting and financial reporting purposes.  Accordingly, the acquisition has been recorded as a recapitalization of the Company.  Therefore, the historical financial statements presented prior to the acquisition date, are those of Shrink Technologies, Inc., the operating entity and consolidated with the Company post acquisition.

The Company is a research, design and development company dedicated to the commercial adoption of a nanotechnology platform called the ShrinkChip Manufacturing Solution™, which we believe represents a new paradigm in the rapid design and low-cost fabrication of diagnostic chips and other nano-size devices that we intend to commercialize as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components and renewable energy businesses. ( Collectively, an incomplete but abbreviated description of Shrink’s operational business, which shall sometimes be referred to as the “Shrink Business”).

NOTE 2.    SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets include the accounts of Shrink Nanotechnologies, Inc. and its wholly owned subsidiary Shrink Technologies, Inc., thereby reflecting the transactions related to the May 29, 2009 effective date of the Exchange Agreement. The consolidated statements of operations include the operations (which consisted mostly of research and development) of the predecessor entity, Shrink Technologies, Inc. from inception on January 15, 2008  and the Company from May 29, 2009, the effective date of the acquisition of the Shrink business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Shrink Technologies, Inc. operated its research and development operations prior to the Share Exchange and is continuing to do so. The accompanying financial statements include the Balance Sheet of Shrink Technologies, Inc. as of December 31, 2008, and the Statement of Operations, Statement of Cash Flows, and Statement of Changes in Equity (Deficit) for the year then ended.

Accounting Method

The financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions principally relate to the fair value and forfeiture rates of stock based transactions, and asset depreciation and amortization.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the year ended December 31, 2009 and 2008 the Company recorded $27,146 and $0 in depreciation expenses, respectively.

	December 31,	December 31,
	2009	2008
Property Plant and Equipment, net:
Computer Software and Hardware	$ 138,166	$ -
Furniture and Equipment	28,181	-
Building and Improvements	853	-
Accumulated Depreciation	(27,146)	-
Total	$ 140,054	$ -

Provision for Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The components of current income tax expense as of December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008
Current federal tax expense	$ -	$ -
Current state tax expense	-	-
Change in NOL benefits	(497,791)	(30,088)
Change in depreciation differences	-	-
Change in contribution benefits	-	-
Change in valuation allowance	497,791	30,088
	$ -	$ -

The net deferred income taxes in the accompanying balance sheet include the following amounts of deferred income tax assets:

	December 31,	December 31,
	2009	2008
Net income tax assets:
Net operating loss carryforward	$ 527,879	$ 30,088
Contribution carryforward	-	-
Less: Deferred income tax liabilities
Depreciation differences	-	-
Less: Valuation allowance	(527,879)	(30,088)
Net deferred income tax asset	$ -	$ -

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal  -35%
State tax expense net of federal tax -9%
Change in valuation allowance -44%
Tax expense at actual rate 0%

As of December 31, 2009, the Company’s net deferred tax assets are offset by a valuation allowance of $527,879. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2009 and 2008, the Company has approximately $1,552,000 and $88,000, respectively, of net operating loss carryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2028.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2009	2008
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009 and 2008.

Basic Net Loss per Share of Common Stock

In accordance with ASC 260-10, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is $318,121 in convertible debt currently outstanding, 20,000,000 preferred shares and stock options that total 28,571,570 in common stock equivalents.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

From inception
	For the year ended	January 15, 2008
	December 31, 2009	through December 31, 2008

Numerator – (loss)	$ (1,621,527)	$ (88,493)
Denominator – weighted average
number of shares outstanding	117,799,762	44,444,440
Loss per share – continuing operations	$ (0.01)	$ (0.00)

Research and Development

In accordance with ASC 730-10, the Company expenses all costs related to research and development as they are incurred.  During the year ended December 31, 2009 and 2008, the Company expensed $122,416 and $79,352 and in research and development costs, respectively.

Recent Accounting Pronouncements

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   This standard did not have a material effect on our financial statements.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity.

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2009 and December 31, 2008.

Convertible Notes

In accordance with ASC 470-20 we calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  If the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes are accounted for as derivative instrument liabilities rather than equity as in accordance with ASC 815-40.

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

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality. The amount on deposit in any one institution that exceeds federally insured limits of $250,000 is subject to credit risk.

Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies.   The Company accounts for goodwill and other intangible assets in accordance with ASC 350-10.  Goodwill and other intangible assets are required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The fair value of definite lived intangible assets is determined by using a “relief from royalty” approach.  Intangible assets with estimable useful lives and those assets with defined lives due to the legal nature of the asset are amortized over their estimated useful lives, 15 years, using the straight-line method.  During the year ended December 31, 2009 and 2008 the Company recorded $3,336 and $0 in amortization expenses, respectively.

Intangible assets consisted of the following at December 31, 2009 and December 31, 2008:

	2009	2008
Intangible Assets, net:
Patents	$ 98,559	$ -
License	112,902	-
Trademarks	10,938	-
	222,399	-
Less: Amortization	(3,336)	-
	$ 219,062	$ -

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  The Company provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There was no provision for bad debt at December 31, 2009 and 2008.

NOTE 3.                   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

As a result of the aforementioned conditions the Company may be unable to meet certain obligations to fund future research and development activities.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its research and development activities during the near term.  The Company has funded losses from its research and development and other operations primarily from the issuance of debt and, equity.  The Company believes that the issuance of equity and debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.  If management can’t achieve its plans there is a possibility that operations will discontinue.

NOTE 4.  REVERSE ACQUISITION-RELATED PARTY

On May 29, 2009, the Company entered into and completed a reverse acquisition pursuant to the Share Exchange Agreement pursuant to which Shrink Nanotechnologies, Inc. acquired 100% ownership of Shrink Technologies, Inc., and settled and restructured certain debts in exchange for the issuance of 44,444,440 shares of the of common stock and 50 shares of preferred stock of Shrink Nanotechnologies, Inc.  The assets and business that were acquired by us as a result of the Share Exchange comprised primarily of an exclusive licensing agreement (the “License Agreement”) with the Regents of the University of California (the “Regents”).  The License Agreement licenses an array of intellectual property and inventions vital to our planned operations.  The Statement of Operations includes the full year activity of Shrink Technologies (the accounting acquirer) and seven months beginning May 29 of Shrink Nanotechnologies, Inc. (the public parent).

This transaction was accounted for as a reverse acquisition. As a result, all financial information prior to May 29, 2009 is that of Shrink Technologies, Inc.  Following the merger, a reverse merger adjustment was made to reflect Shrink Nanotechnologies, Inc. capital structure.  All of the assets and liabilities acquired in the reverse acquisition were recorded at cost.

The following is a condensed balance sheet disclosing the fair values of the Shrink Business assets and liabilities acquired.

                                       Assets
Cash	$ 687
Website Development	4,200
Patents and other IP	26,928
Total Assets	$ 31,815
Liabilities and Stockholders’ Deficit
Accounts Payable	$ 94,218
Notes Payable	118,121
Total Liabilities	212,339
Stockholders’ Deficit	(180,524)
Total Liabilities and Stockholders’ Deficit	$ 31,815

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2009, the beginning of the Company’s current fiscal year, and on January 15, 2008 the date of inception, including proforma adjustments for depreciation and interest expense.

From Inception
	For the year ended	January 15, 2008 to
	December 31, 2009	December 31, 2008

Net Loss	$ (1,141,554)	$ (4,512,119)
Earning per share	$ (0.01)	$ (0.01)

Shrink Technologies, Inc.’s president is and was Mark L. Baum, Esq., a director and shareholder of the Company prior to the acquisition.  Mr. Baum is now president and CEO of Shrink Nanotechnologies, Inc.

NOTE 5.  RESEARCH AND LICENSE AGREEEMENT

The intellectual property and patent rights to our proprietary technology are owned by the Regents.   On June 16, 2008 (before we acquired them) Shrink Technologies, Inc (“Shrink”), entered into an agreement (the “Option Agreement”) with the Regents.  Parallel to the Option Agreement, Shrink entered into another agreement (the “Research Agreement”) with the Regents, based on work which was to be performed at the University of California, Merced (“UCM”).

The Option Agreement provided Shrink with the exclusive right to license two patent pending inventions (the “Regents Inventions”), and required Shrink to make annual payments to the Regents as well as royalty payments on any commercialized products based on the Regents Inventions.   Shrink’s rights under the Option Agreement required customary measures of performance on the part of Shrink in terms of patent cost maintenance and other payments of costs associated with the Regents Inventions.  With respect to the Option Agreement, Shrink’s rights were broad in terms of the potential access Shrink had to use the Regents Inventions in products, and services and many of the key economic terms of a future license, should Shrink exercise it’s rights under the Option Agreement, were agreed to in the Option Agreement.

We exercised our rights under the Option Agreement and as a result, entered into the License Agreement for processes for microfluidic fabrication and other inventions with the Regent which is currently our flagship asset.

The License Agreement licenses an array of intellectual property and inventions vital to our planned operations.
The term of the License Agreement commenced April 29, 2009, and will continue in effect until the expiration or abandonment of the last patent covered by the Agreement, unless we terminate it on 60 days notice or the Regents terminated it on 60 days notice if we default on our obligations under the agreement and fail to cure such default during the 60 day period.  Under the License Agreement Shrink is permitted to make, use, sell and offer for sale the licensed intellectual property and import licensed products and services and to practice licensed methods in all fields and in all locations in which the Regents may lawfully grant the licensed rights.

Our fees to the Regents under the License Agreement include:

•
A  $100,000 contract initiation fee paid to the Regents in the form of 495,500 shares of common stock of the Company; however, we have the option to reacquire the shares for $100,000 at any time through April 2010;

•
A  $25,000 annual maintenance fee, unless,  (i) by the time that such annual maintenance fee is due, Shrink has already commercialized its principal product and begun paying earned royalties; or (ii) the Company maintains the Research Agreement or another research agreement at the University of California, Merced.

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

The Research Agreement commits Shrink to fund research based on the Regents Inventions at UCM up to the amount of $640,935 in accordance with a planned budget.  The Research Agreement provides Shrink with an exclusive right to license all technology that is discovered from the monies funded to UCM through the Research Agreement (the “Derivative IP”).  To the extent that Shrink exercises its rights under the Research Agreement, Shrink will be required to make customary annual payments to the Regents, who shall be the owners of any Derivative IP, as well as royalty payments as any commercialization of such Derivative IP occurs.  Subsequent to the execution of the License Agreement, all Derivative IP flows into the same License Agreement, and the use of said Derivative IP and the relative economic terms regarding its use, are contained within the License Agreement.

Shrink shall reimburse UCM on a quarterly basis for all direct and indirect cost incurred in connection with the research.  These funds will be used to fund researchers’ salaries, equipment, materials, supplies, and other miscellaneous expenses incurred by UCM.  In accordance with the planned budget, Shrink has been billed through December 31, 2009 and expects future expenses to be as follows:

Amount
2008	79,958
2009	75,644
2010	192,595
2011	192,799
2012	99,939
Total	640,935

NOTE 6.  COMMITMENTS AND LEASES – RELATED PARTY

The Company previously shared office space with the Noctua Fund Manager, LLC, which is affiliated with two of our directors.  On January 1, 2009 we began accruing a $2,500 rental expense each month for the use of the space.  From January 1, 2009 to May 28, 2009 there was not a written agreement; there was simply a verbal agreement between the two companies.  The verbal agreement ceased on May 29, 2009, pursuant the Company’s execution of a sublease.

Mark L. Baum, Esq. (“Baum”) our CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, II (“Panther”), one of Shrink’s directors, is also a managing member of the Noctua Fund Manager, LLC.  As of December 31, 2009, there was $12,500 owed to the Noctua Fund Manager, LLC and no payments have been made to the Noctua Fund Manager, LLC.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010, and will continue as a month to month tenancy thereafter.   At December 31, 2009 $42,000 had been paid to Business Consulting Group Unlimited, Inc and nothing was owed to Business Consulting Group Unlimited, Inc.

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October  1, 2012.  At December 31, 2009 $42,000 had been paid to BCGU, LLC and there was $342,000 owed to BCGU, LLC.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  The Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company’s rent expense for the years ended December 31, 2009 and 2008 was $54,500 and $0, respectively.

The following represents future minimum lease payments for the next 5 years:

Amount
2010	$ 24,000
2011	-
2012	-
2013	-
2014	-
Total	$ 24,000

NOTE 7.                      CONVERTIBLE DEBENTURES, WARRANTS

In accordance with ASC 470-20, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures.  This feature is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

A.	Convertible Debentures – Third Party

On July 1, 2007, a $25,000 zero coupon convertible debenture was issued in exchange for cash, which was used to purchase and retire shares from a shareholder.  This debenture was amended on July 1, 2008, to reflect a 10% interest rate and maturity date of December 31, 2008.  The debenture was due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.03 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the agreement date, there was no determinable stock price, therefore there is no beneficial conversion feature that applies to this debenture.  On September 1, 2009, the Company received a notice of conversion for the principal balance of this debenture and accrued interest.  On October 6, 2009, the Company converted this debenture into 958,335 shares of common stock to satisfy the conversion demand in full.

B.	Convertible Debentures – Related Party

On July 1, 2008, we consolidated all obligations due and owing to The Baum Law Firm, PC and Mark L. Baum, Esq., a related party and one of our executive officers, for legal services rendered to the Company, and issued to Meaux Street Partners LP, a Baum related party, a 10% promissory note for $25,000.  The note was due and payable on December 31, 2008.  It is convertible into common stock at the price of $0.03 per share.  The conversion price is subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $16,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $16,667 is being amortized over the life of the note.  On September 1, 2009, the Company received a notice of conversion for the principal balance of this note and accrued interest.  On October 6, 2009, the Company converted this note into 958,335 shares of common stock to satisfy the conversion demand in full.

On May 7, 2009, Shrink Nanotechnologies, Inc. entered into a debt consolidation agreement (the “Debt Consolidation Agreement”) with Noctua Fund LP to consolidate certain secured and unsecured liabilities (“Dao Liabilities”) which were originally assigned to Dao Information Systems, Inc. (“Dao”).  While the Company did make an assignment of the Dao Liabilities to Dao, the Company was legally responsible to Noctua Fund LP for the principal and interest related to the Dao Liabilities.  The principal amount of the secured part of the Dao Liabilities was $76,500 and the principal amount of the unsecured part of the Dao Liabilities was approximately $5,000.  All of the promissory notes underlying the Dao Liabilities have matured and were in default.

The Debt Consolidation Agreement consolidates all monies presently owed to Noctua Fund LP which are consolidated into one new secured convertible promissory note with a principal amount of $100,000.  The note’s maturity date is October 1, 2012.  The new note accrues interest at fourteen percent (14%) but does not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note has a conversion price of $.04 per share.    In accordance with ASC 470-50, the Company determined this to be a substantial modification to the debt instruments and prior to the merger applied debt extinguishment accounting to record a loss on extinguishment of debt of $100,000.

At December 31, 2009 the Company had not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

On May 29, 2009, we assumed convertible notes and accrued interest of $118,121 owed to Noctua Fund LP, as part of the share exchange agreement with the shareholders of Shrink Technologies, Inc. The terms of these notes were then renegotiated into a new note with a principal amount of $118,121.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%) but did not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note is convertible into shares of our common stock at an original conversion price of $.04 per share.  In accordance with ASC 470-50, the Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $118,121 for the year ended December 31, 2009.

At December 31, 2009 the Company had not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

 Baum, our president and CEO, and Panther, a director, are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, L.P., and are non-voting minority investors in the Noctua Fund, L.P.

C.	Convertible Debentures, Warrants - Private Placement Offering

During November of 2009, a confidential financing offering (“the Offering”) was made by the Company to various private accredited investors.  The Offering was set to close on March 31, 2010.  The principal amount of the Offering is set at $1,000,000 with excess of $1,000,000 accepted at the option of the Company and consists of convertible notes and stock purchase warrants.  The notes will mature at the one year anniversary of their effective date, be sold at their face value, accrue interest at 12% and have a conversion feature that allows the investor to convert the note and accrued interest into common stock at a price of $0.10 per share.  The Class A common stock purchase warrants are exercisable via cashless exercise commencing six months after each respective closing, at $0.20 per share, expiring 3 years from the first closing of this Offering.  The investors shall be issued warrants to purchase such number of common stock as equals fifty percent (50%) of the number of common shares underlying the convertible note based on the fixed conversion price. The warrants shall contain a standard cashless provision, which permits the holder to exercise the warrants if the stock price is above the exercise price, by turning in warrants and not paying cash.

On November 12, 2009, a $100,000 12% convertible note  and detachable series A warrants to purchase up 500,000 shares of common stock were issued in exchange of cash as part of the Offering.  The note’s maturity date is November 12, 2010.  At the time of the issuance date, the Company recorded a $69,900 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 12 month life of the note.

In accordance with FASB ASC 470-20, the Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company allocated the proceeds received from the offering to the convertible instrument and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The conversion price of the convertible notes is equal to $0.50 per share of the Company’s common stock.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price in effect on the conversion date.

Warrants associated with the Offering were issued to purchase up to 500,000 shares at an exercise price of $.20 per share.  These warrants are valued at $30,100 and were combined with the beneficial conversion feature of $69,900, to record a 100,000 discount on the convertible note.  The warrants are exercisable at 6 months following their effective date and begin to expire 11/12/2012.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rate of 1.36% (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility of 286% and (4) zero expected dividends.

There are no warrants immediately exercisable at December 31, 2009 and 2008.

Notes Payable consists of the following at December 31, 2009 and 2008:

	2009	2008
14% convertible note due October 1, 2012	$ 218,121	$ 91,094
12% convertible note due November 12, 2011	100,000	-
Total convertible notes payable	$ 318,121	$ 91,094
Less: Discount on notes	(86,389)	-
Less: Current portion	(231,732)	(45,547)
Long-term portion	$ -	$ 45,547

The following represents minimum payments due for notes payable:

Amount
2010	318,121
2011	-
2012	-
Total	$ 318,121

The Company has notes payable in the amount of $218,121 with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

NOTE 8.                   COMMON STOCK

All share amounts have been restated to reflect a 5 for 1 forward stock split.

The Company has made various private issuances of securities to fund its operations and satisfy obligations from time to time.

Pursuant to the reverse merger the Company issued 44,444,440 shares of common stock to the shareholders of shrink Technologies. Reverse merger accounting requires these shares to be shown retroactively as though a stock split had occurred.  Therefore this issuance adjusted the initial issuance to the founders at inception.

Pursuant to this same reverse acquisition, the statement of stockholders equity is then adjusted to reflect the shareholders of the public entity (115,004,875) while establishing the equity of the parent Company. The retained deficit of the parent Company is removed and reorganized to reflect only the history of the subsidiary.

During June 2009, the Company issued 3,625,000 shares of common stock in exchange for cash of $145,000.

During June 2009, the Company issued 100,000 shares of common stock to consultants with a value of $20,400 as payment for services.

During June 2009, the Company issued 495,500 shares of common stock with a value of $100,000 as payment for a contract initiation fee related to our license agreement.

During July 2009, the Company issued 150,000 shares of common stock to consultants with a value of $30,600 as payment for services rendered.

During July 2009, the Company issued 250,000 shares of common stock in exchange for cash of $10,000.

During August 2009, the Company issued 1,250,000 shares of common stock in exchange for cash of $50,000.

During August 2009, the Company issued 1,741,670 shares of common stock to consultants with a value of $374,800 as payment for services

During September 2009, the Company issued 3,500,000 shares of common stock in exchange for cash of $140,000.

During September 2009, the Company issued 25,000 shares of common stock to an employee with a value of $5,100 as payment for services.

During October 2009, the Company issued 250,000 shares of common stock in exchange for cash of $10,000

During October 2009, the Company issued 66,670 shares of common to consultants with a value of $15,600 as payment for services.

During November 2009, the Company issued 1,916,670 shares of common stock for conversion of convertible notes and accrued interest totaling $57,500.

During December 2009, the Company issued 101,660 shares of common stock to consultants with a value of $23,398 as payment for services.

NOTE 9.      PREFERRED STOCK

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

Pursuant to the reverse acquisition, the statement of stockholders equity was adjusted to reflect the Preferred Series A shareholders of the public entity (20,000,000) while establishing the equity of the parent Company.

The Preferred Series B shares provide the holder with a significant dividend right (59.5% of gross revenues), among other rights.  These shares carry no voting rights and are not convertible into common shares.  The Company currently has no shares of Preferred Series B Stock issued.

The Preferred Series C shares provide the holder the right to receive a cash dividend of 15% of the Company’s gross revenues.  This dividend amount will be payable in the form of cash, but the holders may elect to accept stock as payment.  The value of any stock payable to the holders will be determined by the closing price of stock on the date the dividend is declared.  The holders of the series C preferred shares have no voting rights.

Pursuant to the reverse merger 50 Preferred Series C shares were issued  to our founder as part of a  founder issuance.  The statement of stockholders equity was then adjusted to reflect the Preferred Series C shareholders of the public entity (100) while establishing the equity of the parent Company.  During October 2009, the Company cancelled all of its Preferred Series C stock.  The holders of the Series C Stock in return received certain legacy assets of the Company.  Pursuant to the settlement of a legal matter, described in Note 11, the Company recorded a reduction of stockholders equity for $143,825, which is due to the former Preferred Series C shareholders as part of their cancellation agreement.    The Company currently has no shares of Preferred Series C stock issued.

NOTE 10.     STOCK BASED COMPENSATION

The Company has issued stock options to key employees, consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with ASC 718-10 where the compensation to employees should be recognized over the period(s) in which the related services are rendered. In accordance with ASC 718-10 the fair value of a stock option granted is estimated using an option-pricing model. As of December 31, 2009, the following stock options were outstanding:

275,000 options were issued to the members of our advisory board and employees. These options are valued at $141,713 the options are exercisable for 1-2 years following their effective dates that begin to expire 9/1/2010.  The options were valued using a binomial valuation model.  The variables used in this option-pricing model included: (1) discount rates of 0.67-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 200%-286% and (4) zero expected dividends.

The following summarizes options as of December 31, 2009 and 2008:

	Amount	Weighted Average Exercise Price
Outstanding January 15, 2008 (date of inception)	-	$ -
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2008	-	$ -
Expired/Retired	-	-
Exercised	-	-
Issued	275,000.216
Outstanding December 31, 2009	275,000	$ .216

The following summarizes the changes in options outstanding for the year ended December 31, 2009:

Options Outstanding				Options Exercisable
	Number	Weighted Average	Remaining Exercise	Number	Weighted Average
Date of Grant	of Shares	Exercise Price	Life in Years	Exercisable	Exercise Price
Second Quarter Fiscal 2009	75,000	$ .204	1.41	375,000	$ .204
Third Quarter Fiscal 2009	75,000.22		1.66	375,000.22
Fourth quarter fiscal 2009	25,000.22		1.87	125,000.22
Fourth quarter fiscal 2009	75,000.22		1.91	375,000.22
Fourth quarter fiscal 2009	25,000.22		1.92	125,000.22
Total at December 31, 2009	275,000	$ .216		275,000	$ .216

The following summarizes stock purchase warrants (Note 7) as of December 31, 2009 and 2008:

	Amount	Weighted Average Exercise Price
Outstanding January 15, 2008 (date of inception)	-	$ -
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2008	-	$ -
Expired/Retired	-	-
Exercised	-	-
Issued	500,000.20
Outstanding December 31, 2009	500,000	$ .20

The following summarizes the changes in warrants (Note 7) outstanding for the year ended December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted Average	Remaining Exercise	Number	Weighted Average
Date of Grant	of Shares	Exercise Price	Life in Years	Exercisable	Exercise Price
Fourth quarter fiscal 2009	500,000	$ .20	2.87	-	$ -
Total at December 31, 2009	500,000	$ .20		-	$ -

NOTE 11.     LEGAL MATTERS – DISCONTINUED OPERATIONS

On October 28, 2009, the Company filed a complaint in the Superior Court for the County of San Diego against American Scientific Resources, Inc. (“ASFX”) for, among other causes of action, breach of contract. The Company believes ASFX intentionally misled the Company by issuing untradeable restricted stock as compensation for services rendered pursuant to the Company’s services agreements with ASFX.  ASFX cross-claimed against the Company for breach of contract and other claims related to the services provided by the Company.  This agreement is related to a discontinued business division, Audiostocks.com.  Proceeds from this litigation were recorded as part of our discontinued operations.

In December 2009, the Company settled part of the litigation, received proceeds and recorded a gain of $35,814.  In February 2010, the Company reached a final settlement agreement with ASFX and all claims were dismissed, including all action against the Company. As a result of the final settlement agreement, the Company recorded another gain of $108,011, during the year ended December 31, 2009 The net gain recorded from the litigation was $143,825. Pursuant to the cancellation agreement with the former Preferred Series C shareholders (Note 9), the Company also recorded a liability for the $143,825 due to the former shareholders and reduced stockholders equity by the same amount.  Management believes at this time that the final resolution of the matter will not have a material adverse effect upon the Company’s consolidated annual results of operations, cash flows or financial position.

NOTE 12.   SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to year end through the issuance date of this report. Based on our evaluation, nothing other than the below events need to be disclosed.

During the months of January and February of 2010, the Company issued $335,000 in convertible notes and 335,000 warrants as part of the confidential financing offering (Note 7) in exchange of $335,000.

On February 10, 2010 the Company resolved all its claims with American Scientific Resources, Inc. (Note 11).  As a result of the settlement all claims were dismissed, including all action against the Company.  The settlement has no adverse affect effect on the Company’s financial results.

During the month of March 2010, pursuant to agreements and commitments the Company issued 18,382,500 shares of common stock with a value of $3,127,025 as payment for various bona fide services.

Following a shareholder action described in a Form 14C filed on with the Securities and Exchange Commission on February 15, 2010, the Board of Directors effected a 5 for 1 forward split.  All per share amounts and calculations in our presentation reflect this change.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2009, our internal control over financial reporting is not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2009, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Insufficient corporate governance policies.  Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

During the fourth quarter of 2010, the holders of our 150 shares of Series C Preferred Stock returned all shares of Series C Preferred Stock to the Company for cancellation, in exchange for $143,825 in consideration.  No distributions or rights have ever been issued in respect of such Series C Preferred Stock.  We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2009, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table lists the officers and directors of Shrink Nanotechnologies:

Name	Age	Position
Mark L. Baum, Esq.	37	CEO and Director
Marshall Khine, Esq.	37	Director, Secretary
James B. Panther, II	37	Chairman of the Board of Directors
Heiner Dreismann, Ph.D.	56	Director
Luis J. Leung	37	President, CEO, CFO, Director (Resigned as of May 29, 2009)

Mark L. Baum, Esq. is an executive with more than 15 years experience financing, operating and advising smallcap and microcap publicly traded enterprises.  As a manager of capital, including that of Black Forest International LLC and Noctua Fund LP, two funds he founded and co-manages, he has completed more than 125 rounds of financing for more than 40 publicly traded companies. Mr. Baum has participated in numerous public company spin-offs, restructurings and recapitalizations, venture fundings, private-to-public mergers, and multi-million dollar asset acquisitions and divestitures. In additional to the operation of Black Forest and Noctua, Mr. Baum has operational experience in areas as diverse as diagnostic testing businesses, closed door pharmacies, cleaner and renewable energy companies and retail furniture.  Mr. Baum co-founded Shrink Nanotechnologies, Inc., a nanotechnology company based on international award winning science, and FIGA.org, an expert network service that brings together professionals from the worlds of finance, industry, government and academia.  As a restructuring officer and advisor for financially troubled companies, Mr. Baum has a history of Boards of Directors and Boards of Advisors service for numerous domestic and international private and public companies, including Chembio Diagnostics, Inc., AudioStocks, Inc., Co-Connect, Inc., VisiTrade, Inc., ProtoKinetix, Inc., AlphaNutra, Inc., Metaphor Corporation and PNG Ventures, Inc., a company which in 2009 filed under Chapter 11 of the US Bankruptcy Code.   Mr. Baum founded and capitalized the Mark L. Baum Scholarship which has funded grants to students at the University of Texas at Arlington and other educational and religious institutions.  He is a trustee of the Collier de Bleu Trust, which is dedicated to funding educational opportunities for non-English speaking children in Mexico.  Mr. Baum is a published inventor and a licensed attorney in the State of California.

Marshall Khine, Esq. is an Assistant District Attorney for the San Francisco District Attorney’s Office.  For the past four years, Mr. Khine has served on the Homicide Trial Team prosecuting murder cases.  He has been a trial lawyer for over ten years with extensive experience in many areas of complex litigation including sexual assault crimes, hate crimes, theft and fraud related crimes, grand jury work, forensic evidence litigation, psychiatric evidence litigation and wiretap operations.  He graduated from Cornell University in Ithaca, New York in 1994.  He attended California Western School of Law in San Diego, California on a full academic scholarship and graduated early with honors in 1997.  While in law school and after law school, he worked for the In-house Legal Department of Cubic Corporation in San Diego.  Since 1998, Mr. Khine has resided in the San Francisco Bay Area.

James B. Panther, II is a co-founder, along with Mr. Mark L. Baum, Esq. and Dr. Michelle Khine of Shrink.  Mr. Panther II has served as one of our directors since May 5, 2009. He currently is responsible for the day to day investment decision for Noctua Fund, LP. He brings significant experience in managing fund raising, financing, M & A, and advisory services in a merchant banking environment. Mr. Panther II has raised, funded and participated in more than five hundred million dollars of debt and equity financing for private and publicly traded companies. As Managing Partner of Bristol Partners he was responsible for portfolio investments, leading over 20 transactions ranging from $15 million to $300 million in valuation and building a team of professionals that closed over 40 transactions. As a restructuring officer and advisor for financially troubled companies, Mr. Panther II served on the Board of Directors for PNG Ventures, Inc., a company which in 2009 filed under Chapter 11 of the US Bankruptcy Code.   Mr. Panther II holds B.A. in Finance from Boston College and a Degree in Economics from the University of Granada, Granada, Spain. He is fluent in English and Spanish.

Heiner Dreismann, Ph.D., joined the board on June 22, 2009 and, is an international executive with more than 24 years experience in the biotech and healthcare industries. Dr. Dreismann has a proven track record in general management with P&L responsibility as well as management of corporate functions such as research and development, manufacturing, marketing, business development, licensing, mergers and acquisitions and several board memberships of public and private companies.  Dr. Dreismann served as the President and CEO of Roche Molecular Systems, Inc., from 2000-2006, leading a staff of more than 1,600 and growing the RMS molecular IVD business from $640M to $1.2B in annual sales.  Prior to serving as the senior executive at Roche Molecular Systems, Inc., Dr. Dreismann served as the Head of Global Business Development at Roche Diagnostics, responsible for business development for the Roche Diagnostics $7B IVD business.  From 1997 to 1999, Dr. Dreismann served as the Head of Integration for Roche Diagnostics, managing the merger of the Roche Diagnostics’ IVD business with Boehringer Manheim.  Dr. Dreismann served in a number of other leadership capacities at Roche Diagnostics and Roehm GmbH, dating back to 1983.  Dr. Dreismann’s post-doctoral fellowship was earned at the French Center for Nuclear Research in Saclay (near Paris).  He earned his Masters Degree Diploma in Biology from Westfaelische Wilhelms University, Muenster, a Ph.D. in Microbiology/Molecular Biology from Westfaelische Wilhelms University, Muenster (summa cum laude).  Dr. Dreismann currently serves on the Boards of GeneNews, Sirius Genomics, Smart Holograms, OxFord BioDynamics, Magellan Diagnostics, Singulex, MedBioGene, BioHelix, Celula,Inc., AlliedPath and Stratos Genomics.

Luis J. Leung, Mr. Leung was our Director and served in various executive officer capacities through May 29, 2010, at which time he resigned as director and from all other positions.  Mr. Leung was affiliated with various entities and ventures with Messers. Baum and Panther, II, including other privately held or public companies.  Mr. Leung began his career in São Paulo, Brazil in 1988 with Smar Equipamentos Industrias Ltd as a Research and Development Software Engineer. In 1991 he was helped establish the company’s operations in the United States and was promoted to CIO and Comptroller.  From 1994 to 1997 Mr. Leung helped structure operations and systems for the company’s headquarters as well as for its subsidiaries in Germany, France and Singapore.  In 2004, Mr. Leung co-founded Scitus Corporation, a Microsoft VAR and ISV, and the Alba Spectrum Group a consulting company. The Alba Spectrum Group has operations in Chicago, Houston and São Paulo, Brazil. Its line of products includes Microsoft, SAP and Oracle. In 2001, Mr. Leung co-founded Advent Corporation, a software development company and Microsoft Partner. The company merged with Enterlogix Corporation in 1992. Enterlogix Corporation, after the merger, was the largest Microsoft Great Plains implementation practice in the state of Texas.  In 1997, Mr. Leung started his consulting career at Hein + Associates LLP in Houston, TX as a Project Manager. In 1999 he was hired by Grant Thornton, LLP as a Consulting Manager and participated in several multi-country systems implementations. In 2000, he worked at eParners Inc as a CRM Practice Leader.  Mr. Leung holds a Bachelors of Science from Instituto Tecnologico Aerospacial, Brazil.

Scientific Advisory Board

The Company has created a scientific advisory board and appointed members who previously served on the Scientific Advisory Board of Shrink.  Members of the Scientific Advisory Board are not employees of the Company or members of our Board of Directors.

Sayantani Ghosh, PhD is Assistant Professor at the School of Natural Sciences at the University of California Merced. She has performed significant research and is published in the fields of spintronics, liquid crystal quantum dot ensembles, plasmonics, and photovoltaics.

Fabian Pease, PhD is Professor of Electrical Engineering at Stanford University where his group's areas of research include micro- and nano-fabrication and their application to electronic and magnetic devices and structures. Dr. Pease conducted research on the synthesis of DNA microarrays at Affymetrix Corporation and initiated programs in Advanced Microelectronics and Molecular-Level Printing the Defense Advanced Research Projects Agency. He has served as a consultant to IBM, Xerox, Etec Systems, and Lawrence Livermore Labs and is on the Technical Advisory Boards of Ultratech Stepper, San Jose, CA and Affymetrix, Santa Clara, CA. He has published over 200 articles and authored several book chapters. Dr. Pease holds BA, MA, and PhD degrees from Cambridge University, United Kingdom.

Professor David D. Awschalom received his B.Sc. in physics from the University of Illinois at Urbana-Champaign, and his Ph.D. in experimental physics from Cornell University. He was a Research Staff member and Manager of the Nonequilibrium Physics Department at the IBM Watson Research Center in Yorktown Heights, New York. In 1991 he joined the University of California-Santa Barbara as a Professor of Physics, and in 2001 was additionally appointed as a Professor of Electrical and Computer Engineering. He is presently the Peter J. Clarke Professor and Director of the California NanoSystems Institute, and Director of the Center for Spintronics and Quantum Computation.Professor Awschalom received an IBM Outstanding Innovation Award (1987), the Outstanding Investigator Prize from the Materials Research Society (1992), the International Magnetism Prize and Néel Medal from the International Union of Pure and Applied Physics (2003), the Oliver E. Buckley Prize from the American Physical Society (2005), the Agilent Europhysics Prize from the European Physical Society (2005), the Newcomb Cleveland Prize from the American Association for the Advancement of Science (2006), and the UC Faculty Research Lecturer Award (2008). Dr. Awschalom is a Fellow of the American Physical Society, the American Association for the Advancement of Science, the American Academy of Arts and Sciences, and a member of the National Academy of Sciences.

Andrew Isaacs is Adjunct Professor of Entrepreneurship at the Haas School of Business, University of California, Berkeley. Mr. Isaacs is involved in numerous directorships and is the President of California Technology Intl, Inc. He has served as Vice President of Kevex Instruments, and Senior Scientist at NASA Johnson Space Center. As an educator, he has guided many start up companies to success. Mr. Isaacs holds B.S. and M.S. degrees the University of Michigan.

Kara McCloskey, PhD is Professor at School of Engineering, Universiy of California, Merced. She has conducted significant research in the field of tissue engineering with a specific focus on the cardiovascular system and stem cells. Professor McCloskey received a BS and an MS from Ohio State University and a PhD from Cleveland Clinic Foundation, conferred by Ohio State University.

Bruce R. Conklin, MD, is a Senior Investigator at the Gladstone Institute of Cardiovascular Disease and a Professor at the University of California, San Francisco, with appointments in the Departments of Medicine and Cellular and Molecular Pharmacology. His research combines genetic techniques and bioinformatics to study G-Protein Couple Receptor hormone signaling involved in murine embryonic stem cells (mESC) and pluripotent embryonic stem (ES) cells. The cell lines can be used in to analyze toxic side effects of pharmaceuticals and study the differentiation of embryonic stem cells into cardiac tissues. Dr. Conklin served as the founding director of the Gladstone Genomics Core and is currently the founding director of the Gladstone Stem Cell Core. From 1995 to 2001, Dr. Conklin was the Associate Director of the General Clinical Research Center at San Francisco General Hospital. He is a member of several honorary societies including the American Society for Clinical Investigation. Dr. Conklin was the co-chair of the UCSF public science project in 1994, and is co-chair of the UCSF-California Academy of Sciences Affiliation Task Force. Dr. Conklin is the Associate Director of the Gladstone CIRM Scholars Training Program, and the recipient of a CIRM New Stem Cell Lines grant. Dr. Conklin is a key advisor to iPierian, Inc., a Kleiner Perkins-backed biopharmaceutical company located in San Francisco.

Tianhong Cui, PhD, is a Nelson Associate Professor in the Department of Mechanical Engineering at the University of Minnesota.  He has performed significant research and is published in fields of micro/nano electro mechanical systems, micro/nanomanufacturing and flexible electronics.  He holds a B.S. in Mechanical Engineering from the Chinese Academy of Sciences and a PhD in Mechanical Engineering from Nanjing University of Aeronautics & Stronautics in China.

A detailed description of the Company’s management, their compensation, and all beneficial ownership reporting is incorporated by reference from the Reports, the provisions of which are incorporated by reference herein.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There is no family relationship among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of 4 members: Messrs. Baum, Panther, II, Khine, and Dreismann.  Our board of directors has determined that only Mr. Dreismann is an independent director at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because he does not currently own a significant percentage our shares, are not currently employed by the Company, has not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

We do not have an audit or compensation committee at this time, however, the Company has adopted an Audit Committee Charter.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our directors and executive offers, we believe that our directors and executive offers filed the required reports on time in 2009 fiscal year, except that Mr. Khine was late with an initial report and a Form 4, and Messrs. Baum and Panther, II, each filed a Form 4 late. No short term profits were reported.

Code of Ethics

On February 10, 2006 we adopted a Code of Ethics.  The same was filed as Exhibit 11.1.8 on a Form 10 Annual Report filed on April 14, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

As a result of the reverse merger and acquisition by Shrink Technologies, Inc., a California corporation, of Shrink Nanotechnologies, Inc., a Delaware corporation, we did not experience any cash flow event as a result of any payment to an executive.  Additionally, there were no stock awards or options granted to executives during this same 2008 and 2009 period.  We have not provided retirement benefits or severance or change of control benefits to our named executive officer, Mark L. Baum.  No unexercised options or warrants were held by any of our executive officers at year ended 2009. No equity awards were made during the year ended December 31, 2009.

	Annual Compensation				Long-Term Compensation
						Common
						Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compensation
Name and Position	Year	Salary	Bonus	Compensation	Awards	(# Shares)

Mark L. Baum, Esq.(1)	2009	$ -	-	-	-	-	-
President and Chief
Executive Officer and Principal Executive Officer	2008	$ -	-	-	-	-	-

Luis Leung (2)	2009	$ -	-	-	-	-	-
President, Chief
Executive Officer, Chief	2008	$ 103,511	-	-	1,218,722	-	-
Financial Officer and
Secretary

(1)
Mr. Baum, although he has not received any cash compensation for employment services, he is entitled to receive compensation through an agreement the Company has with BCGU, LLC.  Mr. Baum co-owns BCGU, LLC with Mr. Panther, II, who also receives 50% of the fees generated from the services rendered pursuant to this agreement.

(2)	Luis Leung was formally our senior and sole executive at the legal parent level. He received no compensation other than what has been previously disclosed in our SEC filings.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2009.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark L. Baum, Esq.	-	-	-	-	-	-	-
James B. Panther, II	-	-	-	-	-	-	-
Marshall Khine, Esq.	-	-	-	-	-	-	-
Heiner Dreismann	36,666	-	-	-	-	-	36,666 (1)(2)

(1)	We did not compensate our directors in 2008 or 2009. These cash fees remain unpaid.

        (2)  Effective as of June 22, 2009, and simultaneously with the appointment of Dr. Dreismann as a director of the Company, the Company entered into a Consulting Agreement with Dr. Dreismann.  The material terms of the Consulting Agreement provide, among other terms,  that Dr. Dreismann shall dedicate not less than two days per month, as reasonably requested by the Company and as the Consultant’s schedule permits, towards providing life sciences related advisory services and assist in procuring strategic partners and relationships.  The term of the Consulting Agreement is one year, provided that it may be extended at the end of each year.

Our compensation to Dr. Dreismann under the agreement is as follows:

Quarterly Cash Fee in the form of a base fee and a success fee.  The base fee (the “Quarterly Cash Fee”) to be paid is $20,000 each quarter,  paid, at Dr. Dreismann’s consultants discretion, in cash or common stock of the Company, provided, that a limitation on payments in cash is to the extent of multiplying: (i) fifteen percent (15%) and (ii) the aggregate of: (A) the (net of fees) amount, exclusive of a pass through investment, of any new debt or equity investment into the Company by a non-affiliated third party during the term of the Agreement; and (B) all Strategic Party Income, as defined below,

Additional Success Fees.  The Consulting Agreement also provides for a “success based” fee to be paid within 90 days of the end of the Company’s fiscal year from cash received from either (i) sublicensing agreements entered into with certain third parties introduced by the Mr. Dreismann or (ii) revenues generated from the sale of goods or services to parties introduced by Mr. Dreismann (“Strategic Party Income”).  Specifically, the consultant will be paid 5% of Strategic Party Income, net of all royalties and dividends payments, or 3% of the revenues received by the Company from the sale of goods and services to or through a strategic party introduced by Mr. Dreismann, net of costs of goods or services and a pro-rata allocation of sales, general and administrative costs.

Notwithstanding the foregoing, the Company shall receive a credit towards any Success Fee otherwise payable during a year, of an amount equal to the amount of Quarterly Cash Fees paid to the consultant at the time a Success Fee is due, and in any event, such an amount shall not exceed $80,000; with an upper limit on Success Fees of five million dollars ($5,000,000).

The foregoing is a brief summary only of the Consulting Agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K, filed June 25, 2009, the provisions of which are incorporated by reference herein.

Compensation Discussion and Analysis

The Company does not have any full time employees and has not entered into long term executive or non-executive employment agreements, so as to limit the Company’s exposure and liability. As indicated elsewhere in this Report, the Company regularly engages outside consultants, accountants and other professional service providers for purposes of providing services to the Company or its Shink subsidiary.  The Company endeavors, where able, to issue shares in lieu of cash compensation, so as to preserve capital where needed and limit cash risk exposure.

Historically, funding for the Company, or for Shrink prior to our acquisition of it, were funded by management and its affiliates, namely, Noctua Fund, L.P., which has loaned over $218,000 (on a consolidated basis) as reflected in a note to them, which is now in default and forbearance.  In addition, the Company, utilizes  services, bookkeeping, administrative staff, equipment and extensive management and day to day operational services from BCGU, LLC, an entity co-owned by Messrs. Baum and Panther, II, which have provided such services under the Amended Operating Agreement since 2009 and, prior to such time, free of charge.  The Corporation believes that, given the extensive securities law experience of Mr. Baum, and the extensive small cap and micro cap M&A and financing experience of Messrs. Baum and Panther, II, the years of experience for each of them, and the current opportunity cost factor for each of them, as combined with the fact that BCGU, LLC has continued to provide services and funding despite non-payment of over $234,000 since mid 2009, that the amount of compensation provided under the Amended Operating Agreement is fair and reasonable for the Corporation.
Additionally, the Corporation has, in the past, sought to retain management, which would require that the Corporation enter into long term, inflexible employment arrangements with persons that may have a limited stake in the Corporation’s success as compared to our principals.

The Corporation also limits cash compensation to outside or internal directors and does not have a cash compensation policy.  The Company endeavors to enter into performance based compensation consulting packages with members of the Company’s SAB or board of directors.  Performance based compensation tends to be conditioned on achieving milestones such as achieving certain minimum net revenue streams from sources introduced by the director or SAB member, securing government grants or similar financing for our research and development, or other specific activities or items for which a particular board or SAB member may have skills.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its Common Stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group.  Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of the date hereof, are reflecting the 5 for 1 Forward Split implemented April 8, 2010, the Company has 191,303,985 shares of Common Stock issued and outstanding.  All of the below share amounts are adjusted to reflect the Forward Split.

Name and Address	Amount and Nature of Beneficial Ownership (Post Forward Split)	Percentage of Voting Securities
Mark L. Baum, Esq. (1)(2)	109,029,010(3)	63.05%
James B. Panther, II (2)(4)	106,085,695(5)	61.34%
Marshall Khine(6)	43,194,440	24.98%
Heiner Dreismann (6)	0	0
Luis Leung	10,853,085	6.27
All Officers and Directors as a group (4 persons) (7)	259,939,645	98.83

(1)           The address for Mr. Baum is 1302 Waugh Drive, Suite 618, Houston Texas 77019.

(2)           The address for Noctua Fund, L.P., is Noctua Fund Manager, LLC c/o Mr. Baum, 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.  Noctua Fund Manager, LLC, is an entity equally beneficially owned and controlled by Mr. Baum and Mr. Panther II through entities owned or controlled by them.  Such persons are non-voting minority limited partners in the Noctua Fund, L.P. itself.  Accordingly, Messers. Baum and Panther II disclaims the economic ownership of securities held by Noctua Fund L.P.

(3)           Includes 10,000,000 shares underlying shares of Series A Preferred Stock, and 11,733,530 shares owned by entities principally owned and controlled by Mr. Baum.  Also includes: 76,422,395 shares held by BCGU, LLC, of which Mr. Baum and Panther II are equal indirect beneficial owners and control persons; and 20,000 shares and 10,853,085 shares underlying an immediately exercisable option to acquire shares from a former director, owned by Noctua Fund, L.P.  Mr. Baum and Mr. Panther II, are equal indirect beneficial owners of BCGU, LLC and of Noctua Fund Manager, LLC, the general partner of Noctua Fund, L.P., but are only non-voting minority investors in the Noctua Fund, L.P.  Accordingly, Mr. Baum disclaims economic ownership of half (38,211,195 shares) of all shares owned by BCGU, LLC and of any securities held by Noctua Fund L.P.  Does not include up to 5,578,032 shares, in aggregate, issuable upon conversion of $118,121.28 and $100,000 principal amount of 14% convertible notes plus interest issued Noctua Fund, L.P., convertible at $0.04 per share, subject to certain limitations.

(4)           The address for Mr. James B. Panther, II, is 381 Casa Linda Plaza, Suite 408, Dallas, Texas 75218.

(5)           Includes 9,800,000 shares underlying shares of Series A Preferred Stock, and 8,880,975 shares of Common Stock owned by an entity indirectly beneficially owned and controlled by Mr. Panther II.   Also includes: 76,422,395 shares held by BCGU, LLC, of which Mr. Baum and Panther II are equal indirect beneficial owners and control persons; and 20,000 shares and 10,853,085shares underlying an immediately exercisable option to acquire shares from a former director, owned by Noctua Fund, L.P.  Mr. Baum and Mr. Panther II, are equal indirect beneficial owners of BCGU, LLC and of Noctua Fund Manager, LLC, the general partner of Noctua Fund, L.P., but are only non-voting minority investors in the Noctua Fund, L.P.  Accordingly, Mr. Panther, II disclaims economic ownership of half (38,211,195 shares) of all shares owned by BCGU, LLC and of any securities held by Noctua Fund L.P. Does not include up to 5,578,032 shares, in aggregate, issuable upon conversion of $118,121.28 and $100,000 principal amount of 14% convertible notes plus interest issued Noctua Fund, L.P., convertible at $0.04 per share, subject to certain limitations.

(6)           The address for Mr. Marshall Khine and Mr. Dreismann, is c/o the Company, 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

(7)            The address for Mr. Luis J. Leung is c/o 15818 Sweetrose Place, Houston, Texas 77095.  Includes 11,253,085 shares subject to sale under the four year option to the Noctua Fund, L.P. as disclosed in notes 3 and 5 above.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	275,000	$.216	-
Total	275,000	$.216	-

(1)	While the Company does not have a stock option plan approved by the shareholders, the Company does issue share or option based compensation on occasion.

[Remainder of Page Intentionally Left Blank]

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

A variety of conflicts of interest exist, and may continue to exist, from time to time, primarily as a result of our principal owners maintaining control of the Company, and our continued sublease and operating agreements with a principal shareholder and director, Mark. L. Baum, and Mr. James B. Panther, II.  They also own and control, the Series A Preferred Stock which gives its holders voting control over the Company.

Sublease With Affiliates

The Company previously shared office space with the Noctua Fund Manager, LLC.  On January 1, 2009 we began accruing a $2,500 rental expense each month for the use of the space.  There is currently no written agreement; it is a verbal agreement between the two companies.  The verbal agreement ceased on May 29, 2009 pursuant the Company’s execution of a sublease, as described below.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.  An aggregate of $42,000 was paid during the year ended December 31, 2009 under this agreement and no amounts are due and owing.

On May 29, 2009, the Company signed an Operating Agreement with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The Amended Operating Agreement allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  At December 31, 2009 $42,000 had been paid to BCGU, LLC and there was $342,000 owed to BCGU, LLC.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.

 The Company believes, that the terms of the foregoing arrangements are no less favorable to the Company than as would otherwise be available from independent commercial third parties.   At the time of both the above transactions, Mr. Baum and Panther, II were in control of the Company with limited independent directors or management.

Familial and other Relationships Relating to Shrink

Mr. Baum and Mr. Panther, II, through Noctua Fund L.P. and other entities, regularly invest in and manage, companies or other investments together.

Mr. Baum and Mr. Panther, II, are also principals of Business Consulting Group Unlimited, Inc. and BCGU, LLC, both of which are parties to material compensation agreements as provided above.

Mr. Baum and Mr. Panther, II, have been business partners for more than 8 years.  Mr. Khine and Dr. Michelle Khine are brother and sister, respectively.  Mr. Baum and Mr. Khine are long time friends and attended law school together from 1995 to 1998.

Mr. Khine, who is now one of our new directors appointed at the time of the Shrink acquisition, is the person from whom we acquired Shrink and was issued 44,444,440 shares of our common stock and 50 shares of our Series C Preferred Stock (which have since been cancelled).

Series C Preferred Stock

Noctua Fund L.P. and Khine collectively owned 150 shares of Series Preferred Stock at the time of the Shrink Acquisition, issued for consideration valued at $15,000 and contained certain onerous protective provisions.  In late October of 2010, each of these persons agreed to return all of the Series C Preferred Stock in exchange for cash consideration and certain releases.  Neither the issuance nor cancellation of the Series C Preferred Stock were valued by independent valuation agents.

Other Contracts

In addition, we may enter into contracts, agreements of arrangements from time to time with such persons, or with Mr. Marshall Khine, a member of our board of director and significant shareholder, or other persons on our scientific advisory board.  The Board endeavors to require that all interested party transactions be approved by a majority of the disinterested directors.  In addition, the Board, in good faith, negotiates or intends to negotiate transactions with affiliates at terms that are no less favorable to the Company than would otherwise be available from bona fide third party sources.

As a result of control by these persons, and their ability to appoint board members and officers, and, as a result of the outstanding Series A Preferred Stock, such persons has and will continue to have and be able to exert, substantial control over the Company’s and Shrink’s day to day operations, contracts, and long term prospects.

Mark L. Baum and James B. Panther II are both limited partners in Noctua, and through entities which Mr. Baum and Mr. Panther II own, equally own and control Noctua Fund Manager LLC, the general partner of Noctua.  As part of the consideration for the acquisition of Shrink, the Company assumed, pursuant to the terms of a note exchange agreement, the outstanding notes due to Noctua Fund LP, which had an aggregate currently outstanding balance of approximately $118,121, in consideration of Noctua consenting to the transaction.  Noctua also loaned the company $10,000 on March 31, 2009, at 15% interest, with a maturity date of March 31, 2010.  This loan was reflected as an amended promissory note.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors other than Dr. Heiner Dreismann, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31,
	2009	2008
Audit Fees	$21,801	$20,500
Audit-Related Fees	-	-
All Other Fees	-	-
TOTAL	$21,801	$20,500

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements. Audit fees were paid to Chisholm, Bierwolf, Nilson & Morrill, LLC, as our auditors for the years ended December 31, 2008 and 2009.

Our present account balance owed to Chisholm Bierwolf, Nilson & Morrill, LLC is approximately $5,000, all of which are for audit services.

Chisholm, Bierwolf, Nilson & Morrill, LLC billed us $18,000 in fees for review of our quarterly financial statements and annual audit for the year ended December 31, 2008 and $28,343 for the year ended 2009.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. We were not invoiced by our auditors for any such Audit Related Fees” or “Tax Fees” during 2008 and 2009 and our auditors did not provide such services.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.  We did not pay any fees to Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2009 or December 31, 2008.  During 2009, we paid $6,027 in fees to our tax preparation and filing firm (which is not Chisholm, Bierwolf, Nilson & Morrill, LLC).

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following Exhibits have been previously filed in the below referenced filings or have been attached hereto, and in any case, as is stated on the cover of this Report, all of the below Exhibits are incorporated herein by reference.

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 8-K	8/24/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Amended Form 8-K	9/5/2007
10.1	Lock-Up and Leak Out Agreement with BCGU LLC
10.2	Lock-Up and Leak Out Agreement with Luis Leung

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement
10.2	Meaux Street Partners LP 10% Convertible Promissory Note
10.3	The Sonkei Trust Amended 10% Convertible Promissory Note
10.4	September 30, 2008 Settlement Agreements with Peer and SixTech
10.5	September 30, 2008 Settlement Agreements with David F. Rubin and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K	1/21/2009
10.1	License Consent Agreement
10.2	First Amended License Consent Agreement

Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements with For Goodness
11.1.2	September 30, 2008 Settlement Agreements with Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement with Luis Leung
11.1.4	November 30, 2008 Second Amended License Consent Agreement with BCGU
11.1.5	March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement with BCGU

Form 8-K	5/8/2009
10.1	Debt Consolidation Agreement with Noctua Fund L.P.
10.2	Convertible Secured Promissory Note

Form 8-K	5/12/2009
10.1	Board of Directors appointment of Mark L. Baum, Esq. as Director

Form 8-K	5/13/2009
3.1.3	Binding Letter of Intent to acquire Shrink Technologies, Inc.

Form 8-K	5/15/2009
3.1	Certificate of ownership and merger, name change to Shrink Nanotechnologies, Inc.

Form 8-K	6/5/2009
10.1	Share Exchange Agreement
10.2	Exclusive License Agreement
10.3	Research Agreement
10.4	Office space sublease
10.5	Operating Agreement
10.6	Debt Consolidation Agreement
10.7	Note Exchange Agreement
10.8	Consulting Agreement with Dr. Michelle Khine
21.1	List of Subsidiaries of Registrant
99.1	Unaudited Pro Forma Financial Statements: Shrink Nanotechnologies, Inc.
99.2	Audited Financial Statements of Shrink Technologies, Inc.

Form 8-K	6/19/2009
3.2	Amended and restated Bylaws of Shrink Nanotechnologies, Inc.

Form 8-K	6/25/2009
10.1	Consulting agreement Heiner Dreismann

Form 10-Q	11/25/2009
10.1	First Amended Operating Agreement

Form 8-K	12/29/2009
10.1	First Amended Asset Purchase Agreement with Dao Information Systems, Inc.

Form 8-K	2/3/2010 and Amended on 4/8/2010
99.1	Overview of Shrink Nanotechnologies, Inc.

This Form 10-K Report
3.1	Certificate of Amendment to Articles of Incorporation
4.1	Form of Convertible Note 12%
4.2	Form of Series A Warrant
10.1	Subscription Agreement
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm Chisholm Bierwolf, Nilson & Morrill, LLC
31.1
Certification of Mark L. Baum, Esq., President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2
Certification of Mark L. Baum, Esq., Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Esq. Chief Executive Officer and President
32.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act of 2002, executed by Mark L. Baum, Esq. Chief Financial and Accounting Officer

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 14, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Mark L. Baum, Esq. as attorney-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Title	Date

/s/ Mark L. Baum, Esq.	CEO and President	April 14, 2010
Mark L. Baum, Esq.	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ James B. Panther, II		April 14, 2010
James B. Panther, II	Chairman of the Board of Directors

/s/ Marshall Khine, Esq.		April 14, 2010
Marshall Khine, Esq.	Director

/s/ Heiner Dreismann, Ph.D	Director	April 14, 2010
Heiner Dreismann, Ph.D