Form 10-Q
period 2010-03-31
Shrink Nanotechnologies, Inc.
filed 2010-05-24
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The registrant has 192,393,985 shares of common stock, par value $0.001 per share, outstanding as of May 18, 2010.

SHRINK NANOTECHNOLOGIES, INC.

MARCH 31, 2010 FORM 10-Q QUARTERLY REPORT

i

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q (this “Report” or “Quarterly Report”) includes forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  These statements are expressed in good faith and based upon what we believe are reasonable assumptions, but there can be no assurance that these expectations will be achieved or accomplished.  These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

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

•	our ability to continue funding under our various funding agreements with universities under the California Regents as well as other research and development relationships we may enter into,

•	our immediate and growing need to raise the capital needed or obtain government or educational grants to implement our business plan,

•	the relative efficiencies of the solar concentrator technologies we are developing, including our future ability in the future to produce power at a commercially compelling dollar-per-watt rate,

•	our ability secure adequate component and manufacturing sourcing for the various businesses we seek to engage in,

•
our ability to secure certain critical licenses from third parties, including parties who may be potential commercial competitors, that may own technology that is substantially similar and perhaps even superior to what we have license to and have been developing,

•	items contemplating or making assumptions about the progress of our research and development activities,

•	our ability to further acquire, hold and defend our intellectual property or to fund our license agreements with the California Regents,

•	the projected growth in stem cell research and public policy changes relating to government funding of the same,

•	alternative energy demands (specifically, products ultimately derived from our solar concentrator technology) and our ability to fund our solar technology products,

•	the presumed size and growth of the market for lab-on-a-chip devices,

•	liquidity and sufficiency of existing cash, and

•	our ability to find commercial uses for our technologies that generate cash flow and profits.

These forward looking statements should be considered in addition to our risk factors (contained in this Report under the heading “Item 1A Risk Factors” below).  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the filing date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in there entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov)) which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Risk Factors section in this Quarterly Report.

ii

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Shrink Parent” or “Parent” or similar terms refer to the publicly traded parent holding company and registrant, Shrink Nanotechnologies, Inc., a Delaware corporation,  (ii)  the “Company”, “we”, “us”, or “our”, refer to the combined business of Shrink Parent, together with its wholly owned subsidiaries, Shrink Technologies, Inc., ShrinkChips, LLC and Shrink Solar, LLC, unless the context requires otherwise, (iii) “Shrink” refers to Shrink Technologies, Inc., a California corporation acquired by us in May 2009, inclusive of its R&D activities through universities or third parties; and “Shrink Chips” and “Shrink Solar” refer to our recently organized Delaware subsidiaries ShrinkChips LLC and Shrink Solar LLC, (iv) “Forward Split” refers to the 5 for 1 forward split of the Parent’s stock effective as of April 8, 2010, (v) “SEC” are to the United States Securities and Exchange Commission, (vi) “Securities Act” are to Securities Act of 1933, as amended, and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

All references herein to share amounts and pricing information contained in this Report are as adjusted to give effect to the recent Forward Split.

iii

Item 1.        Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash	$96,227	$58,539
Litigation receivable, discontinued operations	-	108,011
Prepaid expenses	2,397,104	120,333
Total current assets	2,493,331	286,883

Prepaid expenses, non-current	215,750	257,408
Property, plant and equipment, net	128,573	140,054
Intangible assets, net	219,814	219,062

TOTAL ASSETS	$3,057,468	$903,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,182,704	$973,840
Due to former preferred stock shareholders	-	143,825
Due to a related party	12,500	12,500
Convertible debentures, net of discount	107,707	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,521,032	1,361,897

TOTAL LIABILITIES	1,521,032	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at March 31, 2010 and December 31, 2009 respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 191,303,985 and 172,921,485
at March 31, 2010 and December 31, 2009, respectively	191,304	172,921
Additional paid in capital	4,422,680	914,784
Accumulated deficit	(3,097,548)	(1,566,195)
TOTAL STOCKHOLDERS' DEFICIT	1,536,436	(458,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,057,468	$903,407
The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)
			From Inception
	For the three months	For the three months	January 15, 2008
	ended March 31,	ended March 31,	through March 31,
	2010	2009	2010
Revenues:
Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Expenses
Research and development	61,034	40,492	262,802
Professional fees	28,619	5,417	179,735
General and administrative	1,318,492	29,403	2,492,437
Depreciation, depletion, and amortization	12,598	-	43,080
Total operating expenses	1,420,743	75,312	2,978,054

Loss from operations	(1,420,743)	(75,312)	(2,978,054)

Other Income (Expense)
Interest expense	(110,610)	(3,796)	(145,198)
Loss from extinguishment of debt	-	-	(118,121)
Total Other Income (Expense)	(110,610)	(3,796)	(263,319)

Net loss from continued operations	(1,531,353)	(79,108)	(3,241,372)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	-	143,825
Income (loss) from discontinued operations	-	-	143,825
(Loss) Before Income Taxes	(1,531,353)	(79,108)	(3,097,548)

Income Taxes	-	-	-

NET (LOSS)	$(1,531,353)	$(79,108)	$(3,097,548)

Net income (loss) per common share, basic and diluted:
Net (loss) from continued operations	(0.01)	(0.00)	-
Net income from discontinued operations	-	-	-
Net (loss) per common share:	$(0.01)	$(0.00)	$-

Weighted average common and common equivalent shares outstanding
Basic and diluted	174,898,673	44,444,440	92,219,160

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the three months	For the three months	January 15, 2008
	ended March 31,	ended March 31,	through March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,531,353)	$(79,108)	$(3,097,548)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation, amortization	12,598	-	43,080
Debt discount accretion	90,228	-	103,839
Non-cash share-based payments	817,292	-	1,357,091
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	142,742	-	(234,999)
Accounts receivable	108,011	-	1,672
Accounts payable and accrued liabilities	65,039	34,581	969,352
NET CASH USED IN OPERATING ACTIVITIES	(295,443)	(44,527)	(739,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Additions to fixed assets	-	(2,240)	(16,113)
Additions to intangible assets	(1,869)	-	(124,267)
NET CASH FROM INVESTING ACTIVITIES	(1,869)	(2,240)	(77,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Proceeds from issuance of common stock	-	-	355,001
Proceeds from convertible debentures	335,000	10,000	546,094
NET CASH FROM FINANCING ACTIVITIES	335,000	10,000	913,595

NET CHANGE IN CASH	37,688	(36,767)	96,227
CASH BALANCES
Beginning of period	58,539	37,940	-
End of period	$96,227	$1,173	$96,227

SUPPLEMENTAL DISCLOSURE:
Interest paid	$187	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$2,377,856	$-	$-

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009

NOTE 1.     ORGANIZATION

Shrink Nanotechnologies, Inc. (the “Company” “Shrink Parent” or the “Successor Entity” or “us” or “we”) was incorporated in the state of Delaware on January 15, 2002, as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Company changed its name to Shrink Nanotechnologies, Inc.  Following a shareholder action described in a Definitive Information Statement on Form 14C filed with the Securities and Exchange Commission on February 25, 2010, the Board of Directors affected a 5 for 1 forward split.  All per share amounts, prices and other calculations in our presentation reflect this change.

On May 29, 2009, the Company entered into and completed a share exchange agreement with Shrink Technologies, Inc. (“Shrink”), a privately-owned California corporation which held and continues to hold, most of our Shrink related business and intellectual property assets.   The exchange of shares with Shrink Technologies, Inc. has been accounted for as a reverse acquisition with the business of Shrink Technologies, Inc. as the surviving Company for accounting and financial reporting purposes.  Accordingly, the acquisition has been recorded as a recapitalization of the Company.  Therefore, the historical financial statements presented prior to the acquisition date, are those of Shrink Technologies, Inc., the operating entity and consolidated with the Company post acquisition.

The Company is a research, design and development company dedicated to the commercial adoption of a nanotechnology platform called the ShrinkChip Manufacturing Solution™, which we believe represents a new paradigm in the rapid design and low-cost fabrication of diagnostic chips and other nano-size devices that we intend to commercialize as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components and renewable energy businesses.  (Collectively, an incomplete but abbreviated description of Shrink’s operational business, which shall sometimes be referred to as the “Shrink Business”).

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

Shrink Technologies, Inc. operated its research and development operations prior to the Share Exchange and is continuing to do so. The accompanying financial statements include the Balance Sheet of Shrink Technologies, Inc. as of March 31, 2009, and the Statement of Operations, Statement of Cash Flows, and Statement of Changes in Equity (Deficit) for the period then ended.

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

Recently Adopted Accounting Policies

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment in the quarter ended March 31, 2010, except for the additional Level 3 requirements which will be adopted in 2011.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for us January 1, 2011 and is not expected to have a material impact to our consolidated financial position or results of operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  The estimated useful lives of depreciable assets are 5 years for Computer Software and Hardware, five years for furniture and equipment and five to seven years for building improvements.  During the three months ended March 31, 2010 and 2009 the Company recorded $11,481 and $0 in depreciation expenses, respectively.

Property, plant and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Property Plant and Equipment, net:
Computer Software and Hardware	$138,166	$138,166
Furniture and Equipment	28,181	28,181
Building and Improvements	853	853
Accumulated Depreciation	(38,627)	(27,146)
Total	$128,573	$140,054

Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies.   The Company accounts for goodwill and other intangible assets in accordance with ASC 350-10.  Goodwill and other intangible assets are required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The fair value of definite lived intangible assets is determined by using a “relief from royalty” approach.  Intangible assets with estimable useful lives and those assets with defined lives due to the legal nature of the asset are amortized over their estimated useful lives, 15 years, using the straight-line method.  During the three months ended March 31, 2010 and 2009 the Company recorded $1,118 and $0 in amortization expenses, respectively.

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Intangible Assets, net:
Patents	$99,928	$98,559
License	112,902	112,902
Trademarks	11,438	10,938
Amortization	(4,454)	(3,336)
Total	$219,814	$219,063

Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Prepaid insurance expenses	$9,998	$9,908
Prepaid stock based compensation	2,377,856	120,333
BCGU Operating Agreement bonus	225,000	247,500
Total Prepaid Expenses	$2,612,854	$377,741

Research and Development

In accordance with ASC 730-10, the Company expenses all costs related to research and development as they are incurred.  During the three months ended March 31, 2010 and 2009, the Company expensed $61,034 and $40,492 in research and development costs, respectively.

Basic Net Loss per Share of Common Stock

In accordance with ASC 260-10, basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  There is $653,121 in convertible debt currently outstanding, 20,000,000 preferred shares, 2,175,000 stock purchase warrants and stock options that total 32,920,761 in common stock equivalents.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the three months	For the three months
	end March 31, 2010	end March 31, 2009

Numerator – (loss)	$(1,531,353)	$(79,108)
Denominator – weighted average
number of shares outstanding	174,898,673	44,444,440
Loss per share – basic and diluted	$(0.01)	$(0.00)

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

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of March 31, 2010 and December 31, 2009.

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

NOTE 4.     RESEARCH AND LICENSE AGREEEMENT

The intellectual property and patent rights to our proprietary technology are owned by the University of California (the “Regents”).   On June 16, 2008 (before we acquired them) Shrink Technologies, Inc. (“Shrink”), entered into an agreement (the “Option Agreement”) with the Regents.  Parallel to the Option Agreement, Shrink entered into another agreement (the “Research Agreement”) with the Regents, based on work which was to be performed at the University of California, Merced (“UCM”).

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

Our fees to the Regents under the License Agreement include:

•
A  $100,000 contract initiation fee paid to the Regents in the form of 495,500 shares of common stock of the Company; however, we have the option to re-acquire the shares for $100,000 at any time through April 2010;

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

Shrink shall reimburse UCM on a quarterly basis for all direct and indirect cost incurred in connection with the research.  These funds will be used to fund researchers’ salaries, equipment, materials, supplies, and other miscellaneous expenses incurred by UCM.  In accordance with the total planned budgeted amount of $640,935, Shrink has been billed the following for the years ended December 31, 2008 and 2009 and expects remaining expenses to be as follows:

Amount
2008	79,958
2009	75,644
2010	192,595
2011	192,799
2012	99,939
Total	640,935

 NOTE 5.      COMMITMENTS AND LEASES – RELATED PARTY

The Company previously shared office space with the Noctua Fund Manager, LLC, which is affiliated with two of our directors and controlling stockholders.  On January 1, 2009 we began accruing a $2,500 rental expense each month for the use of the space.  From January 1, 2009 to May 28, 2009, while there was no written agreement,  there was a verbal agreement between the two companies.  The verbal agreement ceased on May 29, 2009,  and was memorialized pursuant the Company’s execution of a sublease.

Mark L. Baum, Esq. (“Baum”) our CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, II (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of March 31, 2010, there was $12,500 owed to the Noctua Fund Manager, LLC and no payments have been made to the Noctua Fund Manager, LLC.  Messers. Baum and Panther, through Noctua Fund, LP which is managed by Noctua Fund Manager, LLC, and through other entities owned or controlled by them, also are beneficially own or control greater than a majority of our shares.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010, and will continue as a month to month tenancy thereafter.   For the three months ended March 31, 2010 $18,000 had been paid to Business Consulting Group Unlimited, Inc. and nothing was owed to Business Consulting Group Unlimited, Inc.

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by Messers Panther and Baum, who are two of our directors and controlling stockholders, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the three months ended March 31, 2010 $35,500 had been paid to BCGU, LLC and there was $396,500 owed to BCGU, LLC.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  Because BCGU, LLC is (i) substantially managing the affairs of the Company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company’s rent expense for the three months ended March 31, 2010 and 2009 was $18,000 and $7,500, respectively.

The following represents future minimum lease payments for the next 5 years:

Amount
2010	$ 6,000
2011	-
2012	-
2013	-
2014	-
Total	$ 6,000

NOTE 6.    CONVERTIBLE DEBENTURES, WARRANTS

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

A.	Convertible Debentures – Related Party

On May 7, 2009, we (Shrink Parent) entered into a debt consolidation agreement (the “Debt Consolidation Agreement”) with Noctua Fund LP to consolidate certain secured and unsecured liabilities (“Dao Liabilities”) which were originally assigned to Dao Information Systems, Inc. (“Dao”).  While the Company did make an assignment of the Dao Liabilities to Dao, the Company was legally responsible to Noctua Fund LP for the principal and interest related to the Dao Liabilities.  The principal amount of the secured part of the Dao Liabilities was $76,500 and the principal amount of the unsecured part of the Dao Liabilities was approximately $5,000.  All of the promissory notes underlying the Dao Liabilities have matured and were in default.

The Debt Consolidation Agreement consolidated all monies  owed to Noctua Fund LP which were consolidated into one new secured convertible promissory note with a principal amount of $100,000.  The note’s maturity date is October 1, 2012.  The new note accrued interest at fourteen percent (14%) but did not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note has a conversion price of $.04 per share.    In accordance with ASC 470-50, the Company determined this to be a substantial modification to the debt instruments and prior to the merger applied debt extinguishment accounting to record a loss on extinguishment of debt of $100,000.

At December 31, 2009 and through March 31, 2010, the Company had not made any of the required interest payments and, as a result, this note (as with the below note) was in default and accruing interest at its default rate of 18%.

On May 29, 2009, and contemporaneously with our acquisition of our Shrink subsidiary, we assumed additional convertible notes and accrued interest of $118,121 previously owed to Noctua Fund LP, as part of the share exchange agreement with the shareholders of Shrink.  The terms of these notes were then renegotiated into a single new note with a principal amount of $118,121.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%) but did not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note is convertible into shares of our common stock at an original conversion price of $.04 per share.  In accordance with ASC 470-50, the Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $118,121 for the year ended December 31, 2009.

At December 31, 2009 and, through March 31, 2010,  the Company had not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.  Collectively, this note and the original note are convertible into over approximately 5,750,000 shares of common stock.

Baum, our president and CEO, and Panther, a director, are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, L.P., and are non-voting minority investors in the Noctua Fund, L.P. In June of 2009, the Company and its counsel determined that certain provisions of the foregoing notes that relate to the right of the holder of the note to reduce the conversion price if the Company issued any shares at a price lower than $.04 per share, to be unenforceable as written and accordingly, the note holders and Company agreed to waive such provision of the Note only.   While the above notes are in default and demand has been made, members of management have not exercised (but also have explicitly not waived any) enforcement rights or remedies under the notes.  Following the amendment, the conversion price found in these  notes contain only standard anti-dilution clauses that affect all shareholders, such as adjustments for stock splits, combinations or dividends.

As the notes are convertible at a conversion price of $.04 and are accruing default interest at 18%, the failure of the Company to pay such notes could have a material adverse affect on the Company and its stock price.  A continuing default would also likely hinder our ability to raise capital or enter into strategic joint ventures or contractual obligations.   In addition, if the note is not paid, the holder thereof can seek to secure, and enforce legal action against the Company for the full amount, plus collection costs which could result in foreclosure on the Company’s assets.

B.	Convertible Debentures, Warrants - Private Placement Offering

During November of 2009, a confidential financing offering (“the Offering”) was made by the Company to various private accredited investors.  The Offering was set to close on March 31, 2010.  The principal amount of the Offering is set at $1,000,000 with excess of $1,000,000 accepted at the option of the Company and consists of convertible notes and stock purchase warrants.  The notes will mature at the one year anniversary of their effective date, be sold at their face value, accrue interest at 12% and have a conversion feature that allows the investor to convert the note and accrued interest into common stock at a price of $0.10 per share.  The Class A common stock purchase warrants are exercisable via cashless exercise commencing six months after each respective closing, at $0.20 per share, expiring 3 years from the first closing of this Offering.  The investors shall be issued warrants to purchase such number of common stock as equals fifty percent (50%) of the number of common shares underlying the convertible note based on the fixed conversion price. The warrants shall contain a standard cashless provision, which permits the holder to exercise the warrants if the stock price is above the exercise price, by turning in warrants and not paying cash.  The conversion and exercise prices for the notes and warrants contain only standard anti-dilution clauses that affect all shareholders, such as adjustments for stock splits, combinations or dividends.

From November 12, 2009 through March 31, 2010, the Company issued  12% convertible notes totaling $435,000 and detachable series A warrants to purchase up 2,175,000 shares of common stock  in exchange of cash as part of the Offering.  The notes’ maturity dates begin on November 12, 2010 through February 14, 2011.  At the time of the issuances, the Company recorded a $221,435 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 12 month life of the notes.

In accordance with FASB ASC 470-20, the Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company allocated the proceeds received from the offering to the convertible instrument and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The conversion price of the convertible notes is equal to $0.10 per share of the Company’s common stock.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price in effect on the conversion date.

Warrants associated with the Offering were issued to purchase up to 2,175,000 shares at an exercise price of $.20 per share.  These warrants are valued at $139,798 and were combined with the beneficial conversion feature of $221,435, to record a total $361,233 discount on the convertible notes.  The warrants are exercisable at 6 months following their effective date and begin to expire 11/12/2012.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rate of 1.36% (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility of 286% and (4) zero expected dividends.

There are no warrants immediately exercisable at March 31, 2010 and 2009.

Notes Payable consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
14% convertible notes due October 2012	$218,121	$218,121
12% convertible notes due November 2010	100,000	100,000
12% convertible notes due January 2011	225,000	-
12% convertible notes due February 2011	110,000	-
Total convertible notes payable	$653,121	$318,121
Less: Discount on notes	(327,294)	(86,389)
Less: Current portion	(325,827)	(231,732)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2010	318,121
2011	335,000
2012	-
Total	$ 653,121

The Company has notes payable in the amount of $218,121 with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

NOTE 7.    COMMON STOCK

The Company has made various private issuances of securities to fund its operations and satisfy obligations from time to time.

Following a shareholder action described in a Form 14C (filed on with the Securities and Exchange Commission on February 15, 2010), the Board of Directors affected a 5 for 1 forward split.  All per share amounts and calculations in our presentation reflect this change.

During the month of March 2010, pursuant to agreements and commitments the Company issued 18,382,500 shares of common stock with a value of $3,127,025 as payment for various services.

NOTE 8.    PREFERRED STOCK

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

NOTE 9.     STOCK BASED COMPENSATION

The Company has issued stock options to key employees, consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with ASC 718-10 where the compensation to employees should be recognized over the period(s) in which the related services are rendered. In accordance with ASC 718-10 the fair value of a stock option granted is estimated using an option-pricing model. As of March 31, 2010, the following stock options were outstanding:

350,000 options were issued to the members of our advisory board and employees. These options are valued at $181,551 the options are exercisable for 1-2 years following their effective dates that begin to expire 9/1/2010.  The options were valued using a binomial valuation model.  The variables used in this option-pricing model included: (1) discount rates of 0.67-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 200%-575% and (4) zero expected dividends.

The following summarizes options as of March 31, 2010 and December 31, 2009:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2008	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	275,00	0.22
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	75,000	0.21
Outstanding March 31, 2010	350,000	$0.21

The following summarizes the changes in options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2010	25,000	$0.11	1.78	25,000	$0.11	1/10/2012
First quarter fiscal 2010	25,000	0.20	1.87	25,000	0.20	2/13/2012
First quarter fiscal 2010	25,000	0.23	1.92	25,000	0.23	3/1/2012
Total at March 31, 2010	75,000	$0.18		75,000	$0.18

The following summarizes stock purchase warrants (Note 6) as of March 31, 2010 and December 31, 2009:

			Weighted Average
	Amount		Exercise Price
Outstanding December 31, 2008	-	$
Expired/Retired	-		-
Exercised	-		-
Issued	500,000.20
Outstanding December 31, 2009	500,000		$.20
Expired/Retired	-		-
Exercised	-		-
Issued	1,675,000.20
Outstanding March 31, 2010	2,175,000		$.20

The following summarizes the changes in warrants (Note 6) outstanding for the three months ended March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2010	750,000	$.20	2.79	-	$-	1/11/2013
First quarter fiscal 2010	250,000.20		2.80	-	-	1/15/2013
First quarter fiscal 2010	125,000.20		2.83	-	-	1/28/2013
First quarter fiscal 2010	375,000.20		2.85	-	-	2/2/2013
First quarter fiscal 2010	125,000.20		2.85	-	-	2/4/2013
First quarter fiscal 2010	50,000.20		2.88	-	-	2/14/2013
Total at March 31, 2010	1,675,000	$.20		-	$-

NOTE 10.   DISCONTINUED OPERATIONS – AUDIOSTOCKS

During the year ended December 31, 2009, the Company reported a litigation receivable in the amount of $108,011 and accounts payable to former Series C Preferred shareholders for $143,825 related to the disposal of its Audiostocks business segment.  During March of 2010, the Company received proceeds from the litigation settlement to satisfy that receivable and subsequently paid its former Series C Preferred shareholders balance in full.  The Company has disposed of all assets related to its previous business segment, Audiostocks.  The Company no longer has any assets, or liabilities that will be or would be transferred, sold or disposed of related to this business segment.

NOTE 11.   SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to year end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

During April and May, the Company issued a $200,000 in convertible notes and 1,000,000 warrants as part of the confidential financing offering (Note 6) in exchange for cash of $200,000.

During May, the Company issued 1,090,000 shares to consultants for services provided, valued at $222,500.

During May 2010, pending a review by our executive and management team, we requested that UC Merced temporarily halt all expenditures under the UC Merced Research Agreement.

During May 2010, Shrink entered into the Sponsored Research Agreement (or, the “SRA Agreement”) with UC Regents on behalf of the Irvine campus (“UCI”).  The SRA Agreement is for a term of three years or such time as the research is completed, whichever is longer. The SRA Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.  The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the SRA Agreement.  Of this amount $202,796 shall be paid during the 12 month period ended April 30, 2011; $211,311 shall be paid during the 12 month period ended April 30, 2012; and the remaining $217,944 shall be paid during the 12 month period ended April 30, 2013.  The foregoing payments are to be paid in quarterly installments of ¼ of the total cash fees payable during such 12 month period.

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

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the sections “Forward Looking Statements” above, and “Risk Factors” and other business risks and information, set forth herein.

For ease of reference we use certain defined terms as defined in “Use of Terms” on page ii above, in the forepart of this Report.

Background

General

We are, through our subsidiary, a research, design and development company dedicated to the commercialization of a nanotechnology platform called the ShrinkChip Manufacturing Solution™, which we believe represents a new low cost alternative for fabrication of otherwise costly diagnostic chips and various other nano-size structures and devices with a multitude of applications.  Our manufacturing technology can be used to manufacture chips and other devices used as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components and solar/renewable energy businesses.

FIGA™ Business

Due to very limited cash resources, and to our or our management’s relationships with universities, we have fashioned our business using a corporate development model called FIGA™ which is an acronym that stands for: Finance, Industry, Government and Regulatory and Academia.  Under this model, we have sought to access experts – by building an “expert network” comprised of people with backgrounds in specialized areas of finance, industry, government and regulatory affairs and academia.  We believe that as a small business with limited resources, attracting experts from these areas and using them as key drivers for how we allocate our resources will allow us to add more value quicker for our shareholders.

Business Strategy

Our core shrink-film technology is a “platform technology” which is to say that it has a variety of applications in numerous fields that relate to the use of and functionalization of nano-sized structures, including channels, tubes, holes, wrinkles as well as “cracked” surfaces.

We have gained access to what we have using a business model that has inexpensively allowed us to access technologies from two primary sources: (1) university laboratories, and (2) “secondary” technologies from very large industrial businesses.  Traditionally and historically, university engineering labs have been used as commercial resources for venture capital organizations and other funding sources looking for high quality low cost high technology.  However, as a result of a number of negative economic factors over the past few years which have “dried up” these funds, Shrink has been able to strategically locate select engineering – primarily in the bio-engineering space – and develop sponsored research arrangements that fund critical research and also provide us with access to unique intellectual property.

We have recently undertaken a program to develop commercial relationships with larger, multi-national United States-based industrial companies in order to “look” at technologies and products which have been abandoned or “orphaned” for one or a number of reasons – primarily due to a limited market opportunity.  We are actively seeking to develop licensing agreements in this regard to provide the right to develop and market these “orphaned” technologies and product lines.

We presently have the right to exclusively license (with the exception of certain rights reserved by universities for educational purposes) a number of technologies (as well as future technologies developed through additional university-specific agreements), pursuant to agreements we have with the Regents of the University of California (the “UC Regents”), as described more fully herein and in our previous reports and press releases.  Some of these rights stem from research we ourselves have sponsored or have agreed to sponsor or have outright acquired from them.

We also have developed a Science Advisory Board (“SAB”) to the Company.  Through the relationships with our SAB members, we have the exclusive right to certain intellectual property rights derived from their respective work for the Company as a part of the Shrink SAB.

We are focusing on commercializing and developing our technologies in three specific business segments which are discussed in greater depth in this Report: (1) our NanoShrink™ business, (2) our StemDisc™ business and (3) our Solar Concentrator and related solar business.  As we develop additional uses for our core “Shrink Film” abilities (discussed below), we will likely add to the market segments we seek to enter.  All of the business segments we presently are engaged in are relatively immature and require additional development before products may ultimately reach a commercial customer.

We also intend to review, and as such opportunities present themselves, seek to acquire synergistic assets and businesses.  This is our effort, not the focus of the Company, although shareholders and the market should be aware that we are interested in such opportunities.

Core “Shrink Film” Abilities

Our core technologies allow for the flexible and rapid design, prototyping and manufacture of certain complex chips, polymer-based nano-structured systems and microfluidic diagnostic tools and measuring devices.  This is made possible by our ability to design at a larger scale and then use the inherent properties of our NanoShrink™ plastic material to functionalize a device by controllably shrinking the same by a factor of up to 95%, through a proprietary process.  While the markets for what we can do is meaningful, we believe that our “shrinkable technology” offers, if successfully accepted, a low cost and flexible replacement for existing chips and related devices manufactured through very expensive and relatively inflexible manufacturing processes.  These kinds of devices are most actively used in the life sciences industry. However, some of our products, we believe, have viable applications in the solar manufacturing industry.

Technology and Intellectual Property

We license or have the right to license, through various agreements with the University of California, Merced (“UC Merced”) and the UC Regents, various patent applications and rights relating to the ShrinkChip Manufacturing Solution™.  A description of these agreements and related technologies, applications and cost estimates is provided in our reports, along with a list of patents and other intellectual property owned by, or licensed to us.  Additionally, we have rights to the filed patent applications with the US Patent and Trademark Office (“USPTO”) and we possess significant know-how as it relates to using shrinkable films in the manner in which we seek to design and build products for our focused markets.

Our most recent contract for additional intellectual property, the Sponsored Research Agreement with the UC Regents on behalf of the Irvine California campus, has been entered into as of May 3, 2010.  Under this sponsorship agreement we agreed to fund various specified research projects and, in the event viable inventions or discoveries are made, we have the right to exclusively (with exception for educational or similar purposes) license those fees in exchange for up front and royalty fees.  We have negotiated this agreement to grant us  the exclusive access to license inventions which have been developed by this laboratory as early as July 1, 2009.

Corporate History and Structure

General.

We were incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Shrink Parent changed its name to Shrink Nanotechnologies, Inc. in anticipation of its acquisition of Shrink Technologies, Inc.  On May 29, 2009, the Company entered into and completed a share exchange agreement with the former principals of Shrink Technologies, Inc., for the acquisition of Shrink which held and continues to hold, most of our related business assets and has agreements with both UC Merced and the UC Regents granting the Company the exclusive rights to the Shrink related technologies discussed herein.  We have two additional business-specific operating entities: Shrink Solar, LLC and Shrink Chips, LLC.  All subsidiary entities to Shrink Nanotechnologies, Inc. are 100% owned.  Below is a chart of our present corporate structure:

Shrink Nanotechnologies, Inc. (Delaware Corporation)

Shrink Technologies, Inc. (California Corporation)	Shrink Chips, LLC (Delaware LLC)	Shrink Solar, LLC (Delaware, LLC

We have limited liquidity and our funds are allocated towards research, development and commercialization of our technologies and products, identifying and retaining executive management that will be able to clear the Company’s path into the life sciences industry.

We have been disposed of our Audiostocks related operations and assets.   Nonetheless, certain information relating to our previous AudioStocks business is contained towards the end of this “Business” section, below but should not be relied upon as meaningful in assessing our new Shrink operations.

Our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “INKN” through Tuesday, April 13, 2010.  On April 15, 2010, and as a result of our Forward Split which became effective, the Company’s common stock trading symbol was changed to “INKND.”  Effective as of May 14, 2010, the symbol for our common stock was changed back to INKN.  All references to share amounts, exercise, sale or conversion prices in this Report are as adjusted to reflect post Forward Split amounts and prices.

Our principal offices are located at 2038 Corte Del Nogal, Suite 110, Carlsbad, California, 92011.  Our phone no. is 760-804-8844, and our main contact person is Mark L. Baum, Esq., our CEO.  Our main corporate website is www.shrinknano.com.

Shrink As Accounting Acquirer

As a result of our Shrink Acquisition from its former shareholder Mr. Marshall Khine, we have succeeded to the business and research and development operations of Shrink, which now constitute our primary asset and operations.  Accordingly, Shrink is deemed the financial acquirer for accounting related purposes and, the financial statements presented in Part I of this Report, and in this Management Discussion and Analysis of Financial Condition and Results of Operations, are those of Shrink, unless the context requires otherwise. At this time, we were in the process of disposing of our AudioStocks related business.

Summary of Shrink Acquisition Terms

We acquired 100% ownership of Shrink from its sole shareholder, Marshall Khine in May 2009.  Shrink’s (and therefore our) primary asset is a license agreement with the Regents of the UC Regents granting Shrink intellectual property rights in patent rights held by the UC Regents.  In addition Shrink owns certain trademarks and other intellectual property.

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

Plans for Preexisting Operations

Prior to and since the Shrink Acquisition we were operating and looking to liquidate, our investor relations and other internet businesses.  Throughout 2009, the Company successfully and completely initiated transactions and agreements to dispose of its investor relations and related internet business (i.e. the AudioStocks business) software in its entirety and do not intend to continue operations in that operating segment any longer.  Any revenues, expenses, assets or liabilities of the Audiostocks business presented in our financial statements, currently and historically, have been disclosed or restated as discontinued operations.

Nonetheless, certain software and aspects of our remaining pre-existing business related to our search engine platform (“Stockvert”) have been and will be relied upon for certain internal accounting functions and may be monetized, either through sale or license, to 3rd parties in the future.  The sale and/or license of this software is not being actively pursued by management at this time.  In accordance with FASB ASC 205-20, aspects of the Stockvert business segment do not meet all of the requirements to be reported in discontinued operations.  In particular, the Company’s use of the accounting functions derived from the Stockvert business that have been uniquely customized, and therefore operationally valuable, will not be eliminated from our ongoing operations.

Because we were operational and have revenues from non Shrink related operations in previous periods prior to the Shrink Acquisition, certain portions of this Report and specifically, this Management Discussion and Analysis of Financial Condition and Results of Operations, also contains information that may relate to our previous, non-Shrink related operations, which are no longer material to our business.  As our operations switched to those of Shrink as of May 29, 2009 with Shrink as the surviving accounting acquirer, and since Shrink is a development stage company, a comparison for our pre-Shrink Acquisition business revenues and operations with those of Shrink’s would not necessarily be appropriate or meaningful in this Report.  Moreover, as Shrink on its own has limited operations or history, there is little historic information upon which shareholders may assess our business prospects.

Recent Events

Appointment of New Director

Effective as of April 16, 2010, Mr. Victor A. Hollander was appointed to the board of directors of the Company (Shrink Parent) bringing the number of persons on the Company’s board to five, consisting of Mark L. Baum, Esq., James B. Panther II, Marshall Khine, Dr. Heiner Dreismann and Mr. Victor A. Hollander.

Audit Committee Establishment

Simultaneously, and effective as of April 16, 2010, Mr. Hollander and Mr. Khine were appointed to the Company’s Audit Committee of the Board of Directors, said persons constituting the entire audit committee of the Company’s board of directors, with Mr. Hollander serving as committee chair.

Newly Formed Subsidiaries

Effective as of April 17, 2010, the Company appointed Mr. Bruce Peterson as a member of the board of its newly formed Delaware subsidiary, Shrink Chips, LLC.  In addition, Mr. Peterson was appointed to the Company’s Product Development and Commercialization Committee.

Additional information related to these persons and other events, can be found in our Current Report on Form 8-K (Date of Event April 16, 2010), filed April 22, 2010.

Proceeds of Debt Financing

Between January 1 through May 7, 2010, the Company the Company issued, on a private basis, $535,000 (inclusive of amounts reported in our Annual Report on Form 10K, as previously filed) in 12% convertible notes initially convertible (post forward split) at $.10 per share, and 2,675,000 Series A Common Stock Purchase Warrants, exercisable at $0.20 per share (or, “Series A Warrants”) as part of a confidential private financing in exchange for $535,000. The notes are repayable one year from issuance (with some of the earliest issued notes becoming due in November 2010) and the warrants are exercisable commencing 6 months from issuance and expire 36 months from issuance.   In the event of a default, or in certain other events, the notes become exercisable at 80% of the then effective conversion price, and the Company may force conversion at the discounted rate at such time.

When combined with notes and warrants sold during late fiscal 2009 (and not including any prior 14% convertible notes issued to Noctua Fund, L.P.) the following is a brief summary of the notes and warrants outstanding:

•
$635,000 principal amount 12% convertible notes, currently convertible at $.10 per share into an aggregate of 6,350,000 shares of common stock (plus shares issuable as interest), payable one year from their respective issuance dates, and

•	3,175,000 Series A Warrants, exercisable at $.20 per share, and expiring three years from their respective issuance dates.

The foregoing is a summary only of the 12% note and Series A Warrant financing.  Details of the same may be found below in this Report and in our Annual Report.

Sponsored Research Agreement with UC Regents (May 2010)

As of May 3, 2010, Shrink Parent entered into the Sponsored Research Agreement (or, the “SRA Agreement”) with UC Regents on behalf of the Irvine campus (“UCI”).  The SRA Agreement is for a term of three years or such time as the research is completed, whichever is longer. The SRA Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.

The SRA Agreement provides, among other things, that the Company will sponsor specified research relating to development of (i) integrated, manufacturable, nanostructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the SRA Agreement.  The SRA Agreement provides that the Company shall sponsor the research costs up to a budget of $632,051, of which $20,000 has been paid to the California Regents.  We have exclusive access to license intellectual property from the SRA Agreement beginning from July 1, 2009 forward according to the terms of the SRA Agreement.

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the SRA Agreement.  Of this amount $202,796 shall be paid during the 12 month period ended April 30, 2011; $211,311 shall be paid during the 12 month period ended April 30, 2012; and the remaining $217,944 shall be paid during the 12 month period ended April 30, 2013.  The foregoing payments are to be paid in quarterly installments of ¼ of the total cash fees payable during such 12 month period.

No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA Agreement or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

Matching funds from DARPA Co-Funding Agreement

The Company has become party to a Consortium Agreement (or, the “DARPA Co-Funding Agreement”) among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, which is headquartered at the University of California, Irvine campus, which provides for partial “matched” funding from the Defense Advanced Research Projects Agency (or, “DARPA”).  The DARPA Co-Funding Agreement becomes effective as of June 1, 2010.  The terms of the DARPA Co-Funding Agreement provides, among other things, that DARPA will match the Company, dollar for dollar (i.e. will provide 50% of certain funding on a “matched” dollar for dollar basis with third parties, if any), for funding commitments made by the Company, through a sponsored research agreement that is otherwise eligible for DARPA marching funds.  We have not received any capital commitments for fundings yet and no assurance can be made that we will make or secure additional financing for research projects that qualify for DARPA matching funds, or that we will remain eligible for the same.

The foregoing are the material terms of the SRA Agreement and the DARPA Co-Funding Agreement, which are both  subject to risks and uncertainties, a copy of which were filed as an exhibit to our Current Report on Form 8-K, filed May 7, 2010, the provisions of which are incorporated by reference herein.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include revenue recognition, recoverability of intangible assets and the recovery of deferred income tax assets.

Our intangible assets consist principally of intellectual properties such as licensing rights and patents. We currently are amortizing certain  intangible assets using the straight line method based on an estimated legal life, of fifteen years.  We began amortization of the NanoShrink related patents in June of 2008 since patent filings were first being filed.  The Company will re-evaluate its amortization practice once products related to these patents are put into full production.  When our products are placed in full production we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property is placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.

  As part of the process of preparing our financial statements, we must estimate our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

Three Months Ended March 31, 2010Compared to the three months ended March 31, 2009

Results of Operations; Material Changes in Financial Condition

As stated above and elsewhere in our reports, our Shrink subsidiary was formed on January 15, 2008, and only acquired by us in may 2009.  Accordingly, any comparison data herein relating to periods of Shrink in 2008, includes such period, from the date of inception of Shrink.

The most significant event and change to our Company during the three months ended March 31, 2010, was the implementation of the 5-for-1 forward stock split, the raising of $335,000 of Notes and Series A Warrants and entry into various agreements with service providers in exchange for stock compensation aggregating 19,472,500 shares issued during such period.

During the period ended March 31, 2009, the Company, prior to its acquisition of Shrink, has implemented part of its capitalization restructuring and was still operating portions of our AudioStocks and StockVert businesses.

Our Shrink subsidiary is and was, prior to our acquisition, a research and development company only and did not and does not, have revenues.

As Shrink is a development stage company, in the health sciences technology industry, we expect to incur substantial additional investment expenses in (i) supporting our research obligations, which involves, among other things, further research and development, and funding license agreement costs, (ii) commercializing our Shrink related technologies.

Since our acquisition of Shrink we have also made various trademark applications relating to our SHRINKCHIP™ and other technologies and entered into additional service or research contracts to develop our manufacturing process.  We have also exercised our rights under our first license with the UC Regents and have funded the patent filings thereunder.

During the three months ended March 31, 2010, we expended approximately $61,034 towards research and development.

Revenues

As our recently acquired Shrink business is a development stage company that has not commercialized its technologies yet, Shrink has not had revenues and, we do not expect to have revenues from Shrink’s operations until at least 2011.   We have disposed of most of our non-Shrink related business, other than StockVert which has not had revenues in 2010.

Operating Expenses

We had total operating expenses of $1,420,743 related to our Shrink operating activities for the three months ended March 31, 2010, as compared to operating expenses of $75,312 by our Shrink subsidiary in the same period of 2009.

We expect operating expenses to continue as we invest further in research and development activities.  We do not have capital commitments yet to cover any of our operating expenses and to date.  To date, our capital needs for Shrink have been funded by our principals, by government grants, and, more recently, private convertible debt financing.

Net Loss From Operations

For the three months ended March 31, 2010, we had a net loss of $1,531,353 from operations as compared to a net loss of $79,108 from operations for the period ended March 31, 2009.   Management attributes the increase in net loss to general market conditions, to the cessation of our internet operations, an increase in operational and research activities and, more recently to our acquisition and funding efforts for Shrink.

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

Discontinued Operations – Audiostocks Business Division

In 2008 and 2009, we continued to operate our AudioStocks business while selling off its assets and winding it down through November of 2009.

We anticipate that further gains and losses relating to previous non-Shrink related businesses will diminish as we have wound down or sold these related operations in between late 2008 and 2009.  We do not currently incur material expenses related to these businesses.

Because we no longer operate in this segment, management believes that extensive disclosure on this business is not material to an understanding of our Shrink business.  In addition, a comparison of our new research and development activities to our previous internet and investor relations business would not be meaningful to investors. Accordingly, the focus of this Report is on our Shrink related research and development business and business plans and the previous Shrink business, which is deemed the accounting acquirer after the Shrink Acquisition in May 2009.

Liquidity and Capital Resources

Our cash on hand at March 31, 2010 was $96,227 as compared to $1,173 on hand March 31, 2009.  The recent increase is primarily attributable to our recent equity financings.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below and “Risk Factors” section below).

In early May, 2010, through our entry into a Consortium Agreement with Micro/Nano Fluidics Fundamentals Focus MF3 Center, as led by the University of California at Irvine,  we qualified to receive matched funding from Defense Advanced Research Projects Agency (or, “DARPA”), as described above.   Under the policies of the consortium agreement the Company is eligible to receive matched funding on a dollar-for-dollar basis, for each dollar we invest in certain qualifying projects.   As this agreement is new, we have not received any funding yet and, since we are dependent on our ability to raise additional capital for our research, no assurance can be made that we will be able to utilize this funding source.   Even if we do raise additional capital, no assurance can be made that we will dedicate it towards those same research projects that qualify for DARPA matching funds.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this Report.  A portion of our research is being conducted by the University of California, through grants.  We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

As part of the Company’s business plan and when feasible, it regularly elects to pay consulting and professional fees in stock, as opposed to cash, so as to preserve capital.   In particular, between January and March 2010, the Company issued an aggregate of 18,382,500 shares of restricted common stock to seven consultants and professional service providers for services rendered, some of which covers services rendered through mid 2010.  The Company recognizes, however, that share issuances are highly dilutive to investors and existing shareholders and, not all service providers are willing to accept share compensation in lieu of cash.  Accordingly, the Company is required to expend funds regularly for services.

The amount and timing of our future capital requirements will depend upon many factors, including the level of cash needed to continue our research program, fulfill our obligations under license agreements, or fund initial production efforts.

We intend to retain future earnings, if any, to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

The Company estimates that it will cost approximately $9,000,000 in deficit cash flows through 2014 until sustained potential profitability, and that substantial additional costs will be incurred in order to commercialize its Shrink related technologies.

Operating activities

Net cash used in operating activities was $295,443 for the three months ended March 31, 2010, as compared to $44,527 used in operating activities during the same period in 2009.  The increase in net cash used in operating activities was mainly due to an  increase in operating activities and a lack of revenue.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2010 was $1,869, as compared to $2,240 net cash used in investing activities in 2009. The net cash used in investing activities was mainly attributable to patent pending and other intangible asset acquisitions.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2010 was $335,000, as compared to $10,000 net cash provided by financing activities for the three months ended March 31, 2009. The increase of net cash provided by financing activities was mainly attributable to financing efforts made by management in order to obtain certain assets, maintain current business operations and research and development activities.

Trends

To a great extent, we expect government grants and university/academic funding to be cyclical based on public policy (e.g. stem cell research limitations), the amount allocated by governments and universities generally to commercial and developmental research, and general economic trends. We expect that we will have to compete diligently in order to secure grants and research funding from universities.  We also anticipate that, for the foreseeable future, our ability to attain conventional bank or secured financing for our products will be difficult as a result of our limited fungible assets and banking constraints that limit commercial loans available to weaker balance sheet companies like Shrink.

Research Agreement with UC Merced

Shrink is a party to a research agreement with UC Merced, which agreement is referred to in this Report as the Research Agreement.  Pursuant to the Research Agreement, UC Merced agreed to undertake a research project and Shrink agreed to reimburse it for all direct and indirect costs incurred in connection with the research, up to the amount of $640,935 and in accordance with an agreed-upon budget.  The Research Agreement provides Shrink with the right to elect to receive an exclusive royalty-bearing license to make, use, sell, offer for sale and import any products and practice any methods in the inventions or discoveries conceived and reduced to practice in the performance of the research conducted under the Research Agreement.  We have exercised our rights under this agreement and entered into a license agreement with the California Regents.  On May 7, 2010, pending a review by our executive and management team, we requested that UC Merced temporarily halt all expenditures under the UC Merced Research Agreement.

Our Existing (April 2009) Exclusive License Agreement

The underlying intellectual property and patent rights to Shrink’s proprietary technologies are owned by the UC Regents.  On April 29, 2009, and pursuant to the terms of the Research Agreement, Shrink and the UC Regents entered into an Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, which is referred to in this Report as the License Agreement.  The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.  The following description of the License Agreement are the material terms of the agreement, and is qualified in its entirety by the actual agreement which is filed as an Exhibit to our Current Report on Form 8-K, filed June 5, 2009.

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

Our fees to the UC Regents under the License Agreement include:

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

The License Agreement encourages early commercialization of the Licensed Rights, by providing that our earned royalty payments based on revenues shall be set at between 2.5% of net sales in the event that the first commercial sale commences prior to April of 2012; 4% of net sales in the event that the first commercial sale commences after April 2012, but before the April 2015; and 5% of net sales if the first commercial sale commences thereafter.  First commercial sale is defined as bona fide good faith sale of products that are part of our Licensed Rights, in quantities sufficient to meet market demands, and includes sales for any consideration.

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

No assurance can be made that we will be able to continue developing or, if developed successfully, commercialize our technologies licensed through UC Merced.  The foregoing are the material terms of the License Agreement with UC Merced, a copy of which is filed with our current report on Form 8-K filed June 6, 2009, the provisions of which are incorporated by reference herein.

Our Recent Sponsorship Agreement With the UC Regents and Rights to Enter into an Additional License Agreement

In May 2010, we entered into a Sponsored Research Agreement (the “SRA Agreement”) with the UC Regents on behalf of the Irvine campus (“UCI”).  The SRA Agreement is for a term of three years or such time as the research is completed, whichever is longer. The SRA Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.

Sponsorship Costs.  The SRA Agreement provides, among other things, that the Company will sponsor specified research relating to development of (i) integrated, manufacturable, nonstructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the SRA Agreement.  The SRA Agreement provides that the Company shall sponsor the research costs up to a budget of $632,051, of which $20,000 has been paid to the California Regents.

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the SRA Agreement.  Of this amount $202,796 shall be paid during the 12 month period ended April 30, 2011; $211,311 shall be paid during the 12 month period ended April 30, 2012; and the remaining $217,944 shall be paid during the 12 month period ended April 30, 2013.  The foregoing payments are to be paid in quarterly installments of ¼ of the total cash fees payable during such 12 month period.

No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA Agreement or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in addition to other risks and uncertainties discussed by the Company in its reports, no assurance can be made that the Company will be able to fund the patent application of new inventions, if any, or that it will be able to prosecute its patent rights.

Rights to Enter Into Additional License.   In the event that research under the SRA Agreement yields additional inventions and intellectual property, we have the right to enter into an additional exclusive license agreement with the UC Regents (see “Our Existing (April 2009) Exclusive License Agreement” above).  In order to exercise its rights, we must not be in default of any payment or funding obligation under the SRA Agreement and, must notify the UC Regents of its intent to license the additional intellectual property within nine (9) months of receipt of notice from the UC Regents of the invention.  In addition, among other conditions and limitations, we would be required to pay for patent application and filing costs relating to additional patents licenses and, to prosecute its rights as against third parties.

The license we have the right to enter into under the SRA Agreement, is substantially similar to the previously disclosed license rights we have with the UC Regents above, except that we are not required to pay an initial license issue fee, or initial legal fee reimbursement of $35,000, and the terms of the annual license fee has changed to a fee of $5,000 for rights to each patent license acquired by us, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we are required to pay a fee of 30% of certain income generated from third party sublicenses of the additional intellectual property we license  as well as royalty payments of: 2.5% of net sales where the first sale occurs within three years after the License Date; 4% of net sales where the first sale occurs between three and six years after the License Date; and 5% of net sales where the first sale occurs beyond six years after the License Date.  In each case, the minimum earned royalty payment paid shall be $15,000 commencing the year of the first commercial sale of the licensed technology,  subject to increase, if and as we expand the SRA License to include additional patents from time to time.  A copy of the prospective license is included as an annex to the SRA Agreement, filed as an exhibit to our Current Report Form 8-K, filed May 7, 2010, and is incorporated by reference herein.

As with other our other intellectual property licenses, even after the Company’s exercise of its exclusive patent rights with respect to any patent, the UC Regents reserves the right to utilize such intellectual property in connection for educational and research purposes, including research conducted for other sponsors.

The foregoing are the material terms of the SRA Agreement (which includes the form of SRA License annexed thereto), which is filed as an exhibit to this Report, the provisions of which are incorporated by reference herein.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

FIGATM Ownership

The trademark FIGATM and the domain name www.figa.org are owned by Noctua Fund Manager, LLC, an entity equally owned by Mark L. Baum, Esq. and James B. Panther, II, both directors and majority shareholders of the Company.  The Company presently does not pay for the use of the FIGATM trademark.  The branding of Shrink as a “FIGA business” has been widely used and the Company believes important to explaining Shrink’s business model of using an “expert network” in order to develop Shrink’s operational activities.  In the future, the Company may be required to pay for the use of the FIGATM brand.

Contractual Obligations

The Company (on its own or through its subsidiary) is a party to the License Agreements, Research Agreement and more recent SRA Agreement mentioned above and incorporated herein, as well as to its strategic Marketing Agreement and Douglas Agreement described above and incorporated by reference herein.  The Company does not have all of the funds necessary to fund its Research Agreement, License Agreement or SRA Agreement or to commercialize its products and no assurance can be made that it will raise the capital necessary to do so.  If we do not fund the Research Agreement or SRA Agreement we will also risk loss of the licenses.  The Company also enters into agreements with science consultants and professional service providers calling for payment by issuance of stock in lieu of cash, where able.  Some of these agreements call for cash payments at hourly rates as well, if and as needed and with prior consent of the Company.  The Company has not yet, approved hourly cash payments to consultants, but intends on doing so if and as our cash availability increases.

Sublease with Business Consulting Group Unlimited, Inc.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors and majority stockholders, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010, and will continue as a month to month tenancy thereafter.   For the three months ended March 31, 2010,  $18,000 had been paid to Business Consulting Group Unlimited, Inc and nothing was owed to Business Consulting Group Unlimited, Inc.

Operating Agreement and Services with BGCU, LLC

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors and controlling stockholders, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the three months ended March 31, 2010 $35,000 had been paid to BCGU, LLC and there was $396,500 owed to BCGU, LLC.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company has also incurred debt in order to fund its operations, as discussed above and elsewhere in this report in respect of $635,000 of 12% convertible notes issued between November and May 2010 (with $335,000 of Notes issued during the three month period ended March 31, 2010), and $218,121 of debt funded by Noctua Fund L.P. to the Company or its Shrink subsidiary since 2008, as evidenced by the two 14% Convertible notes, in the aggregate principal amount of $118,121 and $100,000, respectively, specifically, some of our notes and related obligations include, in aggregate:

•
$635,000 principal amount of unsecured 12% convertible notes, initially convertible at $.10 per share, into an aggregate of 6,350,000, in addition to shares that may be issued in respect of interest payments, and

•	3,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and May of 2010, at $.20 per share, and

•
$118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messers Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,253,357 inclusive of 300,225 shares underlying $12,009 of accrued interest, through April 30, 2010, which note is currently in default,

•
$100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,754,167 shares inclusive of 254,167 shares underlying $10,167 of accrued interest, through April 30, 2010), which note is also currently in default,

The notes to Noctua Fund, L.P. are currently in default. While Noctua Fund, L.P. has waived certain anti dilution provisions due to unenforceability, the Notes are otherwise enforceable, with interest and reimbursement of enforcement costs.  The holder of this Note, or its future assigns, may seek to enforce repayment of the note and all enforcement costs in court, which would likely result in a judgment against the company which, among other remedies, could be enforced by levying against our assets or bank accounts.   To the extent we lose some or all of our assets, we would be unable to operate, function and raise capital.  In addition, the mere existence of an event of default could hinder our ability to raise capital or enter into joint ventures or similar obligations.

Moreover, the notes held by Noctua Fund, L.P. are convertible into over 6,000,000 shares as of the date hereof, at $.04 per share, which would be highly dilutive to persons buying our shares in the open market or who have invested in shares or convertible securities of the Company and higher conversion or exercise prices.   Accordingly, the conversion of the Notes and resale of the shares could have a material adverse affect on the company and its share price.

Agreements for Consulting Services in Early 2010

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

In March of 2010, we issued 7,250,000 shares valued at $1,232,500 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories.

In March of 2010, we issued 8,700,000 shares valued at $1,479,000 to a consultant in satisfaction of a consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations.

In March of 2010, we issued 1,500,000 shares valued at $255,000 to a consultant in satisfaction of a consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals.

In March of 2010, we issued 600,000 shares, subject to lock-up and release restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $102,000 to an accounting professional for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.  These shares vest as to 125,000 shares on each of the date of the agreement, March 1, 2011 and March 1, 2012, with the remaining 225,000 vesting on March 1, 2013.

In March of 2010, we issued 180,000 restricted shares valued at $30,600 to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered.

In March of 2010, we issued 112,500 restricted shares valued at $19,125 to a member of the Scientific Advisory Board, pursuant to an agreement dated as of March 1, 2010.

In March of 2010, we issued 40,000 restricted shares valued at $6,800 (in addition to 60,000 shares issued in November 2010) as payment for professional services rendered.

In May of 2010, we issued 40,000 shares valued at $8,000 as payment for professional services rendered.

In May of 2010, we issued 50,000 shares valued at $10,500 as payment for marketing services related to press releases and branding.

In May of 2010, we issued 1,000,000 restricted shares valued at $204,000 to Sayatani Ghosh, a member of the Scientific Advisory Board (“SAB”), pursuant to her SAB agreement dated March 1, 2009.

Some of the agreements under which these shares were issued have not been committed to a writing and were entered into based on an oral agreement between the independent contractor(s) and a company representative and subsequently memorialized. These shares are cancellable based on performance of said independent contractor.

The foregoing agreements do not require us to make further issuances (except for the issuances for professional services which continue insofar as such persons continue to provide services and agree to accept shares in lieu of cash payment.  The foregoing are the material terms of the foregoing agreements, copies of which, to the extent material, are annexed as exhibits to this Report.

All stock issuances are subject to Board approval.

Recent Accounting Pronouncements

We are not aware of any additional pronouncements that materially effect our financial position or results of operations.

Research and Development

The Company estimates that at least $61,034 spent during the three months ended March 31, 2010, as compared to $40,492 during the same period for our Shrink subsidiary in 2009 on R&D activities.

Employees

We currently do not have any full time employees.  We obtain certain administrative services from BCGU, LLC, or BCGU, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $30,000 per month pursuant to an operating agreement.  The foregoing are certain material terms of our amended operating agreement with BCGU, LLC, a copy of which is attached as an Exhibit to our Form 10-Q, Filed November 25, 2009.

We hire independent contractor labor on an as needed basis and have entered into consulting arrangements with certain directors and advisory board members in exchange for stock or derivative securities. We have not entered into a collective bargaining agreement with any union.

Properties

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expires April 30, 2010.   The foregoing are the material terms of our sublease with Business Consulting Group Unlimited, Inc., a copy of which is attached as an Exhibit to our Current Report Form 8-K, Filed June 5, 2009, the provisions of which are incorporated by reference herein.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company primarily holds its cash in checking, bank money market and savings accounts.  As at March 31, 2010, and, at  May 10, 2010, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

Item 4.    Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures of internal control over financial reporting is not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.

Insufficient corporate governance policies.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

During our most recently completed quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 1A.     Risk Factors

We have not yet commercialized products from our ShrinkChip™ related technologies and therefore have not attained revenues from them.  The nature of our business activities subjects us to certain hazards and risks and uncertainties.  We are a research and development stage company that will need substantial additional capital and development to be able to commercialize and gain market acceptance for our innovative products.  You should carefully consider the risk factors and all of the other information included in, or incorporated by reference into, this Report or any supplement, including those included in our most recent Reports or documents provided as exhibits to this Report or other Reports as may be incorporated from time to time.

Our independent accounting firm and our board of directors, given the present resources and condition of the company agree that our internal controls are ineffective and that we may not be able to continue as a going concern.  We are taking steps to correct our internal controls and are also moving to improve the financial condition of the company.

General Risks:

You will suffer immediate and subsequent dilution; and the costs of the securities you may purchase significantly exceed the price paid by current principal shareholders.

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Noctua Fund, LP for loans made to the Company or Shrink since 2008, as reflected on two 14% convertible promissory notes in the aggregate initial principal amounts of $118,121.28 and $100,000, respectively, plus interest, which are convertible at $.04 per share based on conversion prices at the times of the loans (approximately 6,000,000 shares, in aggregate as of April 30, 2010), both of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

Some of our debt is in default and could result in us losing some or all of our assets.

The “default” status with respect to the notes owned by Noctua Fund L.P., an affiliate of certain management, provides them with the right to take potentially aggressive actions, including levying on some or all of our assets, in order to recover monies owed.  This default could result in an action against us, including, one for enforcement of their rights by levying our assets.  The existence of a default also hinders our ability to raise additional capital or enter into long term contractual commitments.

If we do not have funds to fund our Research Agreement, License Agreement and SRA Agreement, we would likely lose some or all of the underlying assets.

The UC Regents contracts specifically provide for budgets which we are required to fund.  If we do not maintain our obligations to fund this research we could lose one or more of our rights under these agreements, including, without limitation, the right to license or sublicense additional or existing patents and intellectual property rights.

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

Certain members of management collectively own or have the right to acquire at low rates, 85% of our Common Stock.  In addition to other risks relating to control by such persons of the Company and conflicts of interest, the sale of such shares by management from time to time, will likely have an adverse affect on our stock price.

Our common stock only recently began trading, and trades at fluctuating rates, prices and volumes.  Certain members of Management, namely, Messrs. Baum, Panther and Khine, directly and indirectly own, or have the right to acquire within 60 days, approximately 144,000,000 shares of our common stock constituting approximately 85% of our company after issuance to them.  The holding period on most of these securities under Rule 144 of the Securities Act, has accrued or is nearly accrued and many of these shares are or will be eligible for resale from time to time, subject to volume limitations.  The sale of even a portion of these shares by management will likely have a material adverse affect on our stock price and, will be highly dilutive to shareholders.

In addition to the above risks, the ownership and control by management of such a large block of shares creates inherent conflicts of interest and, results in control of the Company by such persons, as discussed elsewhere in these risk factors.  No person should consider an investment in the Company unless they fully understand the adverse effect that sales by management could have on our stock price and, further, should only invest if they understand the risks associated with control by management.

Management owns a controlling interest of our stock, including, without limitation, our Series A Preferred Stock; the existence of these derivative securities, may adversely affect your stock price and our ability to raise capital or into business ventures and transactions.

Currently, twenty million shares (20,000,000) of Series A Preferred Stock are issued and outstanding and held by certain principal shareholders or their affiliates.  These shares are all convertible and contain other restrictive covenants.  As a result, over 90% of our voting control is vested in three beneficial owners.  Moreover, as shares of preferred stock are converted and sold, such sales are likely to have a highly dilutive effect on our stock price.

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

We have a significant amount of preferred stock, convertible debt and warrants outstanding.  If we issue additional shares or derivative securities as we raise capital, the notes are converted or the warrants are exercised, you will suffer immediate and substantial dilution to your common stock.

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 475,000,000 common shares, of which less than 45% have been issued or reserved for issuance as of April 2010.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 20,000,000 are already designated and issue and an addition 5,000,000 “blank check” preferred may be issued.  Currently, 192,393,985 shares of common stock are issued and outstanding and, the following securities are outstanding:

•	20,000,000 shares of Series A Preferred Stock, owned primarily by Messers Baum and Panther, II, convertible on a one-for-one basis into common stock,

•
$635,000 principal amount of unsecured 12% convertible notes, initially convertible at $.10 per share, into an aggregate of 6,350,000, in addition to shares that may be issued in respect of interest payments, and

•	3,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and April of 2010, at $.20 per share, and

•
$118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messers Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,25,357 inclusive of 300,225 shares underlying $12,009 of accrued interest, through April 30, 2010, which note is currently in default,

•
$100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,754,167 shares inclusive of 254,167 shares underlying $10,167 of accrued interest, through April 30, 2010), which note is also currently in default,

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

In addition, it is not likely that we will be able to raise convertible debt or equity financing without issuing shares at or below market rates, which would cause further dilution to shareholders.  Our board of directors has the authority, without the consent of any of the stockholders, to cause us to issue more shares or our common stock and shares of our preferred stock at such prices and on such terms and conditions as are determined by the Board in our sole discretion.

Moreover, cashless exercise provisions in warrants may have an additional adverse effect on the Company in that we would be required to reflect the value of such warrants as a potential liability to the Company.  No assurance can be made, therefore, that we will be able to raise capital, or, if we do, that the same will not have a material adverse effect on our capitalization or to our balance sheet.

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

Shrink has substantial risk in being sued with respect to its intellectual property rights.

The world of intellectual property rights is very murky and it is often very difficult to determine the specific abilities of a business to use and exploit intellectual property rights.  Moreover even to the extent a business has solid rights, there could be substantial costs involved in defending ones rights.  Shrink has not completed nor sought any “freedom to operate” opinions from competent intellectual property counsel with respect to its related intellectual property rights and it is reasonably to assume that as the market for Shrink’s products evolves and we produce products for these markets, Shrink will be a target for such lawsuits.  Given our limited resources to defend ourselves, this may be, from a corporate perspective, a “life threatening” scenario.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

In May of 2010, we issued 40,000 shares valued at $8,000 as payment for professional services rendered.

In May of 2010, we issued 50,000 shares valued at $10,500 as payment for marketing services related to press releases and branding.

In May of 2010, we issued 1,000,000 restricted shares valued at $204,000 to Sayatani Ghosh, a member of the Scientific Advisory Board (“SAB”), pursuant to her SAB  agreement dated March 1, 2009.

Finally, between April 14, 2010 and May 19, 2010, we sold an aggregate of $200,000 of 12% Notes and Warrants, as described above, to an aggregate of 2 investors.  The Notes are convertible into 2,000,000  Shares and Warrants are exercisable for an aggregate of 1,000,000 shares.   This offering was limited to accredited investors only and conducted, among other exemptions, pursuant to Regulation D or the Act.  In total, in this offering, we have sold $635,000 principal amount 12% convertible notes, currently convertible at $.10 per share into an aggregate of 6,350,000 shares of common stock (plus shares issuable as interest), payable one year from their respective issuance dates, and   3,175,000 Series A Common Stock Purchase Warrants, exercisable at $.20 per share, and expiring three years from their respective issuance dates.

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

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

The Following Exhibits are filed herewith

3.1	Certificate of Amendment to Articles of Incorporation (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
4.1	Form of Convertible Note 12% (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
4.2	Form of Series A Warrant (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
10.1	Subscription Agreement (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
10.1
Exclusive License Agreement for Processes for Microfluidic Fabrication and other Inventions, dated as of April 29, 2009, between Shrink Technologies, Inc., a California corporation and the California Regents of the University of California. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, filed June 5, 2009)

10.2	Research Agreement between Shrink Technologies, Inc. and the Regents of the University of California. (Incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K, filed June 5, 2009)
10.3
Office space sublease between Shrink Technologies, Inc., a California corporation as Tenant and Business Consulting Group Unlimited, Inc. as sublessor, dated as of May 1, 2009.  (Incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K, filed June 5, 2009)

10.4
Operating Agreement, dated as of May 1, 2009 between Shrink Technologies, Inc., a California corporation, and BCGU, LLC, a Nevada limited liability company. (Incorporated by reference from Exhibit 10.4 to Current Report on Form 8-K, filed June 5, 2009)

10.5	First Amended Operating Agreement. (Incorporated by reference from Exhibit 10.1 to Current Report on Form 10Q, For the Quarter Ended September 30, 2009)

10.6
Debt Consolidation Agreement effective as of April 20, 2009 between AudioStocks, Inc. and Noctua Fund LP, and Form of 14% Notes Issued to Noctua (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Current Report on Form 8-K dated May 8, 2009)

107	Note Exchange Agreement, dated as of May 29, 2009. (Incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K, filed June 5, 2009)
10.8	Consulting Agreement with Dr. Michelle Khine (Incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K, filed June 5, 2009).
10.9	Consulting agreement Heiner Dreismann (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed June 25, 2009).

10.10
Sponsored Research Agreement between the Company and The Regents of the University of California on behalf of Irvine campus, dated as of May 3, 2010.  (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2010)

10.11
Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, filed May 7, 2010)

10.12	Consulting Agreement dated as of January 4, 2010, between the Company and Justin Heit.
10.13	Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc.
10.14	Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon.
10.15	Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll.
10.16	Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson.
31.1           Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
32.1           Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2010, to be signed on its behalf by the undersigned on May 21, 2010  thereunto duly authorized.

                             SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)