Form 10-Q/A
period 2010-03-31
Shrink Nanotechnologies, Inc.
filed 2010-08-16
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

The registrant has 192,393,985 shares of common stock, par value $0.001 per share, outstanding as of May 18, 2010

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

Amendment to 10Q

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “Report”) has been filed only to correct and complete certain certifications found in the exhibits hereto and to correct the table of contents.

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
(Unaudited)

NOTE 1. ORGANIZATION

Shrink Nanotechnologies, Inc. (the “Company” “Shrink Parent” or the “Successor Entity” or “us” or “we”) was incorporated in the state of Delaware on January 15, 2002, as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Company changed its name to Shrink Nanotechnologies, Inc.  Following a shareholder action described in a Definitive Information Statement on Form 14C filed with the Securities and Exchange Commission on February 25, 2010, the Board of Directors effected a 5 for 1 forward split.  All per share amounts, prices and other calculations in our presentation reflect this change.

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

Following a shareholder action described in a Form 14C (filed on with the Securities and Exchange Commission on February 15, 2010), the Board of Directors effected a 5 for 1 forward split.  All per share amounts and calculations in our presentation reflect this change.

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

Corporate History and Structure

General.

We were incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Shrink Parent changed its name to Shrink Nanotechnologies, Inc. in anticipation of its acquisition of Shrink Technologies, Inc.  On May 29, 2009, the Company entered into and completed a share exchange agreement with the former principal of Shrink Technologies, Inc., for the acquisition of Shrink which held and continues to hold, most of our related business assets and has agreements with both UC Merced and the UC Regents granting the Company the exclusive rights to the Shrink related technologies discussed herein.  We have two additional, recently organized, business-specific operating entities: Shrink Solar, LLC and Shrink Chips, LLC.  All subsidiary entities to Shrink Nanotechnologies, Inc. are 100% owned.  Below is a chart of our present corporate structure:

Shrink Nanotechnologies, Inc. (Delaware Corporation)

Shrink Technologies, Inc. (California Corporation)	Shrink Chips, LLC (Delaware LLC)	Shrink Solar, LLC (Delaware LLC)

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

The license we have the right to enter into under the SRA Agreement, is substantially similar to the previously disclosed license rights we have with the UC Regents above, except that we are not required to pay an initial license issue fee, or initial legal fee reimbursement of $35,000, and the terms of the annual license fee has changed to a fee of $5,000 for rights to each patent license acquired by us, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we are required to pay a fee of 30% of certain income generated from third party sublicenses of the additional intellectual property we license  as well as royalty payments of: 2.5% of net sales where the first sale occurs within three years after the License Date; 4% of net sales where the first sale occurs between three and six years after the License Date; and 5% of net sales where the first sale occurs beyond six years after the License Date.  In each case, the minimum earned royalty payment paid shall be $15,000 commencing the year of the first commercial sale of the the licensed technology,  subject to increase, if and as we expand the SRA License to include additional patents from time to time.  A copy of the prospective license is included as an annex to the SRA Agreement, filed as an exhibit to our Current Report Form 8-K, filed May 7, 2010, and is incorporated by reference herein.

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

Contractual Obligations

The Company (on its own or through its subsidiary) is a party to the License Agreements, Research Agreement and more recent SRA Agreement mentioned above and incorporated herein, as well as to its strategic Marketing Agreement and Douglas Agreement described above and incorporated by reference herein.  The Company does not have all of the funds necessary to fund its Research Agreement, License Agreement or SRA Agreement or to commercialize its products and no assurance can be made that it will raise the capital necessary to do so.  If we do not fund the Research Agreement or SRA Agreement we will also risk loss of the licenses.  The Company also enters into agreements with science consultants and professional service providers calling for payment by issuance of stock in leiu of cash, where able.  Some of these agreements call for cash payments at hourly rates as well, if and as needed and with prior consent of the Company.  The Company has not yet, approved hourly cash payments to consultants, but intends on doing so if and as our cash availability increases.

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

The “default” status with respect to the notes owned by Noctua Fund L.P., an affiliate of certain management, provides them with the right to take potentially aggressive actions, including levying on some or all of our assets, in order to recover monies owed.  This default could result in an action against us, including, one for enforcement of their rights byh levying our assets.  The existence of a default also hinders our ability to raise additional capital or enter into long term contractual commitments.

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
10.2
Exclusive License Agreement for Processes for Microfluidic Fabrication and other Inventions, dated as of April 29, 2009, between Shrink Technologies, Inc., a California corporation and the California Regents of the University of California. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, filed June 5, 2009)

10.3	Research Agreement between Shrink Technologies, Inc. and the Regents of the University of California. (Incorporated by reference from Exhibit 10.3 to Current Report on Form 8-K, filed June 5, 2009)
10.4
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

10.6	First Amended Operating Agreement. (Incorporated by reference from Exhibit 10.1 to Current Report on Form 10Q, For the Quarter Ended September 30, 2009)
10.7
Debt Consolidation Agreement effective as of April 20, 2009 between AudioStocks, Inc. and Noctua Fund LP, and Form of 14% Notes Issued to Noctua (incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of Current Report on Form 8-K dated May 8, 2009)

10.8	Note Exchange Agreement, dated as of May 29, 2009. (Incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K, filed June 5, 2009)
10.9	Consulting Agreement with Dr. Michelle Khine (Incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K, filed June 5, 2009).
10.10	Consulting agreement Heiner Dreismann (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed June 25, 2009).

10.11
Sponsored Research Agreement between the Company and The Regents of the University of California on behalf of Irvine campus, dated as of May 3, 2010.  (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2010)

10.12
Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, filed May 7, 2010)

10.13
Consulting Agreement dated as of January 4, 2010, between the Company and Justin Heit. (Incorporated by reference from Exhibit 10.12 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.14
Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc. (Incorporated by reference from Exhibit 10.13to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.15
Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon. (Incorporated by reference from Exhibit 10.14 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.16
Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll. (Incorporated by reference from Exhibit 10.15 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.17
Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson. (Incorporated by reference from Exhibit 10.16 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended March 31, 2010, to be signed on its behalf by the undersigned on August 11, 2010  thereunto duly authorized.

SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)