Form 10-Q
period 2010-06-30
Shrink Nanotechnologies, Inc.
filed 2010-08-16
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes __     No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

The registrant has 193,371,640 shares of common stock, par value $0.001 per share, outstanding as of August 13, 2010.

SHRINK NANOTECHNOLOGIES, INC.

JUNE 30, 2010 FORM 10-Q QUARTERLY REPORT

INDEX	Page

Forward Looking Statements	ii
Use of Terms	ii

PART I - FINANCIAL INFORMATION	F-1

Item 1. - Financial Statements	F-1
Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	F-1
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and from Inception January 15, 2008 through June 30, 2010 (unaudited)	F-2
Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009 and from Inception January 15, 2008 through June 30, 2010 (unaudited)	F-3
Notes to Unaudited Consolidated Financial Statements	F-4
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 - Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	18

Item 1A – Risk Factors	18

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 - Defaults Upon Senior Securities	31

Item 4 - Submission of Matters to a Vote of Security Holders	31

Item 5 - Other Information	31

Item 6 – Exhibits	31

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

•	items contemplating or making assumptions about the progress of our research and development activities,

•	our ability to further acquire, hold and defend our intellectual property or to fund our license agreements with the California Regents,

•	the projected growth in stem cell research and public policy changes relating to government funding of the same,

•	alternative energy demands (specifically, products ultimately derived from our solar concentrator technology) and our ability to fund our solar technology products, and

•	the presumed size and growth of the market for lab-on-a-chip devices.

These forward looking statements should be considered in addition to our risk factors (contained in this Report under the heading “Item 1A Risk Factors” below).  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the filing date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in their entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov)) which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

ii

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

  iii

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash	$126,762	$58,539
Litigation receivable, discontinued operations	-	108,011
Prepaid expenses	1,605,389	120,333
Total current assets	1,732,150	286,883

Prepaid expenses, non-current	193,250	257,408
Property, plant and equipment, net	116,965	140,054
Intangible assets, net	249,701	219,062

TOTAL ASSETS	$2,292,066	$903,407

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,204,986	$973,840
Due to former preferred stock shareholders	-	143,825
Due to a related party	12,500	12,500
Convertible debentures, net of discount	247,018	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,682,625	1,361,897

TOTAL LIABILITIES	1,682,625	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at June 30, 2010 and December 31, 2009 respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 192,393,985 and 172,921,485
at June 30, 2010 and December 31, 2009, respectively	192,395	172,921
Additional paid in capital	4,882,367	914,784
Accumulated deficit	(4,485,321)	(1,566,195)
TOTAL STOCKHOLDERS' DEFICIT	609,441	(458,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,292,066	$903,407

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
	For the three months	For the three months	For the six months	For the six months	January 15, 2008
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	through June 30,
	2010	2009	2010	2009	2010
Revenues:
Revenues, net	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross Profit	-	-	-	-	-
Expenses
Research and development	72,107	33,062	133,141	73,554	334,909
Professional fees	56,044	41,930	84,663	47,347	235,779
General and administrative	1,073,777	243,882	2,392,269	273,292	3,566,214
Depreciation, depletion, and amortization	19,698	4,276	32,296	4,276	62,778
Total operating expenses	1,221,626	323,150	2,642,369	398,469	4,199,680

Loss from operations	(1,221,626)	(323,150)	(2,642,369)	(398,469)	(4,199,680)

Other Income (Expense)
Interest expense	(166,147)	(10,290)	(276,757)	(14,086)	(311,345)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total Other Income (Expense)	(166,147)	(10,290)	(276,757)	(14,086)	(429,466)

Net loss from continued operations	(1,387,773)	(333,440)	(2,919,126)	(412,555)	(4,629,145)
Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	-	-	-	143,825
Income (loss) from discontinued operations	-	-	-	-	143,825
(Loss) Before Income Taxes	(1,387,773)	(333,440)	(2,919,126)	(412,555)	(4,485,321)

Income Taxes	-	-	-	-	-

NET (LOSS)	$(1,387,773)	$(333,440)	$(2,919,126)	$(412,555)	$(4,485,321)

Net income (loss) per common share, basic and diluted:
Net (loss) from continued operations	(0.01)	(0.00)	(0.02)	(0.01)	-
Net income from discontinued operations	-	-	-	-	-
Net (loss) per common share:	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$-
Weighted average common and common equivalent shares outstanding
Basic and diluted	191,974,754	86,517,720	183,433,336	65,597,305	102,339,293

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the six months	For the six months	January 15, 2008
	ended June 30,	ended June 30,	through June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,919,126)	$(412,555)	$(4,485,321)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation, amortization	32,296	4,276	62,778
Debt discount accretion	229,539	5,392	243,150
Non-cash share-based payments	1,867,757	213,394	2,407,556
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	167,269	-	(210,472)
Accounts receivable	108,011	(4,800)	1,672
Accounts payable and accrued liabilities	87,321	143,643	991,634
NET CASH USED IN OPERATING ACTIVITIES	(426,932)	(50,650)	(870,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	62,404	62,404
Additions to fixed assets	-	(6,299)	(16,113)
Additions to intangible assets	(39,845)	(68,017)	(162,243)
NET CASH FROM INVESTING ACTIVITIES	(39,845)	(11,912)	(115,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	12,500	12,500
Proceeds from issuance of common stock	-	90,000	355,001
Proceeds from convertible debentures	535,000	20,000	746,094
NET CASH FROM FINANCING ACTIVITIES	535,000	122,500	1,113,595

NET CHANGE IN CASH	68,223	59,938	126,762
CASH BALANCES
Beginning of period	58,539	37,940	-
End of period	$126,762	$97,878	$126,762

SUPPLEMENTAL DISCLOSURE:
Interest paid	$375	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$1,588,167	$-	$-

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the six months ended June 30, 2010
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2.                   GOING CONCERN

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

NOTE 3.  INCOME TAXES

Income tax expense is provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes.  The differences relate primarily to the effects of net operating loss carry forwards and differing basis, depreciation methods, and lives of depreciable assets. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the assets are recovered.

No income tax benefit (expense) was recognized for the six months ended June 30, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $4 million.

The Company currently has tax return periods open beginning with December 31, 2006 through December 31, 2009.

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Policies

In January 2010, the FASB issued amended guidance on fair value measurements and disclosures. The new guidance requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Accordingly, we adopted this amendment effective January 1, 2010, except for the additional Level 3 requirements which will be adopted in 2011.

Not Yet Adopted

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

NOTE 5.   INTANGIBLE ASSETS

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies.   The Company accounts for goodwill and other intangible assets in accordance with ASC 350-10.  Goodwill and other intangible assets are required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The fair value of definite lived intangible assets is determined by using a “relief from royalty” approach.  Intangible assets with estimable useful lives and those assets with defined lives due to the legal nature of the asset are amortized over their estimated useful lives, 15 years, using the straight-line method.  During the six months ended June 30, 2010 and 2009 the Company recorded $9,208 and $312 in amortization expenses, respectively.

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Intangible Assets, net:
Patents	$135,849	$98,559
License	112,902	112,902
Trademarks	13,494	10,938
Less: Amortization	(12,544)	(3,336)
	$249,701	$219,063

NOTE 6.   PREPAID EXPENSES

Prepaid expenses (current and non-current) consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Prepaid stock based compensation	$1,588,168	$120,333
BCGU Operating Agreement bonus	202,500	247,500
Other prepaid expenses	7,971	9,908
Total Prepaid Expenses	$1,798,639	$377,741

NOTE 7.  RESEARCH AND LICENSE AGREEEMENTS

Research and License Agreement with UC Regents (June 2008 and April 2009)

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

Sponsored Research Agreement with UC Regents (May 2010)

During  May,  2010, Shrink entered into the Sponsored Research Agreement (or, the “SRA Agreement”) with UC Regents on behalf of the Irvine campus (“UCI”).  The SRA Agreement is for a term of three years or such time as the research is completed, whichever is longer. The SRA Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.

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

In the event that research under the SRA Agreement yields additional inventions and intellectual property, we have the right to enter into an additional exclusive license agreement with the UC Regents.  In order to exercise its rights, we must not be in default of any payment or funding obligation under the SRA Agreement and, must notify the UC Regents of its intent to license the additional intellectual property within nine (9) months of receipt of notice from the UC Regents of the invention.  In addition, among other conditions and limitations, we would be required to pay for patent application and filing costs relating to additional patents licenses and, to prosecute its rights as against third parties.

The license we have the right to enter into under the SRA Agreement, is substantially similar to the previously disclosed license rights we have with the UC Regents above, except that we are not required to pay an initial license issue fee, or initial legal fee reimbursement of $35,000, and the terms of the annual license fee has changed to a fee of $5,000 for rights to each patent license acquired by us, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we are required to pay a fee of 30% of certain income generated from third party sublicenses of the additional intellectual property we license as well as royalty payments of:

•	2.5% of net sales where the first sale occurs within three years after the License Date;
•	4% of net sales where the first sale occurs between three and six years after the License Date;
•	and 5% of net sales where the first sale occurs beyond six years after the License Date.
•
In each case, the minimum earned royalty payment paid shall be $15,000 commencing the year of the first commercial sale of the licensed technology, subject to increase, if and as we expand the SRA License to include additional patents from time to time.

 NOTE 8.  COMMITMENTS AND LEASES – RELATED PARTY

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

Mark L. Baum, Esq. (“Baum”) our CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, II (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of June 30, 2010, there was $12,500 owed to the Noctua Fund Manager, LLC and no payments have been made to the Noctua Fund Manager, LLC.  This liability is recorded as a related party payable on our balance sheets.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and has continued as a month to month tenancy thereafter.   For the six months ended June 30, 2010 $36,000 had been paid to Business Consulting Group Unlimited, Inc and nothing was owed to Business Consulting Group Unlimited, Inc.

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the six months ended June 30, 2010 $84,000 had been paid to BCGU, LLC and there was $442,000 owed to BCGU, LLC.  This liability is recorded in a accounts payable and accrued expense on our balance sheets.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company’s rent expense for the six months ended June 30, 2010 and 2009 was $36,000 and $18,500, respectively.

As of June 30, 2010, the Company does not have any future minimum lease payments for the next 5 years.

NOTE 9.                      CONVERTIBLE DEBENTURES, PRIVATE PLACEMENT OFFERING

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

The Debt Consolidation Agreement consolidates all monies presently owed to Noctua Fund LP which are consolidated into one new secured convertible promissory note with a principal amount of $100,000.  The note’s maturity date is October 1, 2012.  The new note accrues interest at fourteen percent (14%) but does not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note has a conversion price of $.04 per share.    In accordance with ASC 470-50, the Company determined this to be a substantial modification to the debt instruments and prior to the merger applied debt extinguishment accounting to record a loss on extinguishment of debt of $100,000. The loss related to this modification is not reflected in our financial statements as it was part of Shrink Parent’s (the accounting acquiree) earnings prior to our reverse merger. At December 31, 2009 the Company had not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

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

B.	Private Placement Offering

During November of 2009, a confidential financing offering (“the Offering”) was made by the Company to various private accredited investors.  The Offering was set to close on March 31, 2010.  The principal amount of the Offering is set at $1,000,000 with excess of $1,000,000 accepted at the option of the Company and consists of convertible notes and stock purchase warrants.  The notes will mature at the one year anniversary of their effective date, be sold at their face value, accrue interest at 12% and have a conversion feature that allows the investor to convert the note and accrued interest into common stock at a price of $0.10 per share.  The Class A common stock purchase warrants are exercisable via cashless exercise commencing six months after each respective closing, at $0.20 per share, beginning to expire 3 years from the first closing of this Offering.  The investors shall be issued warrants to purchase such number of common stock as equals fifty percent (50%) of the number of common shares underlying the convertible note based on the fixed conversion price. The warrants shall contain a standard cashless provision, which permits the holder to exercise the warrants if the stock price is above the exercise price, by turning in warrants and not paying cash.

From November 12, 2009 through June 30, 2010, the Company issued  12% convertible notes totaling $635,000 and detachable series A warrants to purchase up 3,175,000 shares of common stock  in exchange of cash as part of the Offering.  The notes’ maturity dates begin on November 12, 2010 through May 7, 2011.  At the time of the issuances, the Company recorded a $424,935 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 12 month life of the notes.

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

Warrants associated with the Offering were issued to purchase up to 3,175,000 shares at an exercise price of $.20 per share.  These warrants are valued at $206,198 and were combined with the beneficial conversion feature of $424,935, to record a total $631,133 discount on the convertible notes.  The warrants are exercisable at 6 months following their effective date and begin to expire 11/12/2012.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rates of 1.36-1.64% (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility of 276-300% and (4) zero expected dividends.

There are 500,000 and 0 warrants immediately exercisable at June 30, 2010 and 2009, respectively.

Notes Payable consists of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
14% convertible notes due October 2012	$218,121	$218,121
12% convertible notes due November 2010	100,000	100,000
12% convertible notes due January 2011	225,000	-
12% convertible notes due February 2011	110,000	-
12% convertible notes due April 2011	50,000	-
12% convertible notes due May 2011	150,000	-
Total convertible notes payable	$853,121	$318,121
Less: Discount on notes	(387,983)	(86,389)
Less: Current portion	(465,138)	(231,732)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2010	318,121
2011	535,000
2012	-
Total	$ 853,121

The Company has notes payable in the amount of $218,121 with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

NOTE 10.                   DERIVATIVE INSTRUMENTS

Effective for financial statements issued for fiscal periods beginning after December 15, 2008, or interim periods therein, FASB ASC 815 (formerly, EITF 07-05) requires that warrants and convertible instruments with certain conversion or exercise price protection features be recorded as derivative liabilities on the balance sheet based on the fair value of the instruments.  In determining fair value, the Company uses various valuation approaches within the ASC 820-10 fair value measurement framework. Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

•
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

ASC 820-10 requires the use of observable market data if such data is available without undue cost and effort.  The Company’s adoption of ASC 820-10 did not result in any changes to the accounting for its financial assets and liabilities.

NOTE 11.                   COMMON STOCK

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

During the month of May 2010, the Company issued 1,090,000 to consultants for services provided, valued at $222,500.

NOTE 12.                   WARRANTS

The following summarizes stock purchase warrants as of June 30, 2010 and December 31, 2009:

			Weighted Average
	Amount		Exercise Price
Outstanding December 31, 2008	-	$
Expired/Retired	-		-
Exercised	-		-
Issued	500,000		0.20
Outstanding December 31, 2009	500,000		$0.20
Expired/Retired	-		-
Exercised	-		-
Issued	2,675,000		0.20
Outstanding June 30, 2010	3,175,000		$0.20

The following summarizes the changes in warrants outstanding for the six months ended June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2010	750,000	$0.20	2.54	-	$-	1/11/2013
First quarter fiscal 2010	250,000	0.20	2.55	-	-	1/15/2013
First quarter fiscal 2010	125,000	0.20	2.58	-	-	1/28/2013
First quarter fiscal 2010	375,000	0.20	2.60	-	-	2/2/2013
First quarter fiscal 2010	50,000	0.20	2.60	-	-	2/4/2013
First quarter fiscal 2010	125,000	0.20	2.63	-	-	2/14/2013
Second quarter fiscal 2010	250,000	0.20	2.81	-	-	4/22/2013
Second quarter fiscal 2010	750,000	0.20	2.85	-	-	5/7/2013
Total at June 30, 2010	2,675,000	$-		-	$-

NOTE 13.     STOCK OPTIONS

The Company has issued stock options to key employees, consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with ASC 718-10 where the compensation to employees should be recognized over the period(s) in which the related services are rendered. In accordance with ASC 718-10 the fair value of a stock option granted is estimated using an option-pricing model. As of June 3, 2010, the following stock options were outstanding:

700,000 options were issued to the members of our advisory board and employees. These options are valued at $258,220 the options are exercisable for 1-3 years following their effective dates that begin to expire 9/1/2010.  During the six months ended June 30, 2010 the Company recorded a stock option expense of $106,399.  The options were valued using a binomial valuation model.  The variables used in this option-pricing model included: (1) discount rates of 0.67-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 200%-575% and (4) zero expected dividends.

The following summarizes options as of June 30, 2010 and December 31, 2009:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2008	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	275,000	0.22
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	425,000	0.22
Outstanding June 30, 2010	700,000	$0.22

The following summarizes the changes in options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2010	25,000	$0.11	1.53	25,000	$0.11	1/10/2012
First quarter fiscal 2010	25,000	0.20	1.62	25,000	0.20	2/13/2012
First quarter fiscal 2010	25,000	0.23	1.67	25,000	0.23	3/1/2012
Second quarter fiscal 2010	25,000	0.17	1.78	25,000.17		4/10/2012
Second quarter fiscal 2010	250,000	0.26	2.80	-	-	4/17/2013
Second quarter fiscal 2010	25,000	0.21	1.87	25,000.21		5/13/2012
Second quarter fiscal 2010	25,000	0.15	1.90	25,000	0.15	5/25/2012
Second quarter fiscal 2010	25,000	0.17	1.92	25,000	0.17	6/1/2012
Total at June 30, 2010	425,000	$0.22		175,000	$0.18

NOTE 14.   DISCONTINUED OPERATIONS – AUDIOSTOCKS

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

NOTE 15.   SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

During the month of July 2010, the Company issued 512,197 common shares to consultants for services provided, valued at $111,025.

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

For ease of reference we use certain defined terms as defined in “Use of Terms” on page iii above, in the forepart of this Report.

Background

General

We are, through our subsidiary, a research, design and development company dedicated to the commercialization of a nanotechnology platform called the ShrinkChip Manufacturing Solution™, which we believe represents a new low cost alternative for fabrication of otherwise costly diagnostic chips and various other nano-size structures and devices with a multitude of applications.  Our manufacturing technology can be used to manufacture plastic chips and other devices used as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components and solar/renewable energy businesses.

FIGA™ Business

Due to very limited cash resources, and to capitalize on government and institutional grants and our management’s relationships with universities, we have fashioned our business using a corporate development model called FIGA™ which is an acronym that stands for: Finance, Industry, Government and Regulatory and Academia.  Under this model, we have sought to access experts – by building an “expert network” comprised of people with backgrounds in specialized areas of finance, industry, government and regulatory affairs and academia.  We believe that as a small business with limited resources, attracting experts from these areas and using them as key drivers for how we allocate our resources will allow us to add more value quicker for our shareholders.  This model also involves the use of exploring grant availability and programs where able.

Business Strategy

Our core shrink-film technology is a “platform technology” which could have a variety of applications in numerous fields that relate to the use of and functionalization of nano-sized structures, including channels, tubes, holes, wrinkles as well as “cracked” surfaces.  These technologies have a number of applications in a wide variety of industries from the life sciences/diagnostic test industries to solar and optics applications.

We have gained access to what we have using a business model that has inexpensively allowed us to access technologies from two primary sources: (1) university laboratories, and (2) “secondary” technologies from very large industrial businesses.  Traditionally and historically, university engineering labs have been used as commercial resources for venture capital organizations and other funding sources looking for high quality low cost technology.  However, as a result of a number of negative economic factors over the past few years which have “dried up” these funds, Shrink has been able to strategically locate select engineering – primarily in the biomechanical engineering space – and develop sponsored research arrangements that fund critical research and also provide us with access to intellectual property with commercial potential.

We have recently undertaken a program to develop commercial relationships with larger, multi-national United States-based industrial companies in order to potentially work with their technologies and products which have been abandoned or “orphaned” for one or a number of reasons – primarily due to a limited market opportunity.  We are actively seeking to develop licensing agreements in this regard to provide the right to develop and market these “orphaned” technologies and product lines.

We presently have the right to exclusively license (with the exception of certain rights reserved by universities for educational purposes) a number of technologies (as well as future technologies developed through additional university-specific agreements), pursuant to agreements we have with the Regents of the University of California (the “UC Regents”), as described more fully herein and in our previous reports and press releases.  Some of these rights stem from research we sponsored or have agreed to sponsor.

In addition to our licensed technologies, we may develop technologies on our own as a result of our research or joint development activities.

We also have developed a Science Advisory Board (“SAB”) and a Product Development and Commercialization Committee (Life Sciences) to the Company.  Through the relationships with our SAB members, we have the exclusive right to certain intellectual property rights derived from their respective work for the Company as a part of the Shrink SAB.

We are focusing on developing and commercializing our technologies in three specific business segments which are discussed in greater depth in this Report: (1) our NanoShrink™ business, (2) our StemDisc™ business and (3) our Quantum Dot-based Solar business.  As we develop additional uses for our core “Shrink Film” abilities (discussed below), we will likely add to the market segments we seek to enter.  All of the business segments we presently are engaged in are relatively immature and require additional development before products may ultimately reach a commercial customer.

We also intend to review, and as such opportunities present themselves, seek to acquire synergistic assets and businesses, although these are not within the Company’s primary initial focus as management believes that initial development, manufacturing and commercialization will be most economical through joint venture or contractor venues.

Core “Shrink Film” Abilities

Our core technologies allow for the flexible and rapid design, prototyping and manufacture of certain complex chips, polymer-based nano-structured systems and microfluidic diagnostic tools and measuring devices.  Our low cost manufacturing processes avoid costly expenditures such as factories with clean-rooms and complex machinery.  This is made possible by our ability to design at a larger scale and then use the inherent properties of our NanoShrink™ plastic material to functionalize a device by controllably shrinking the same by a factor of up to 95%, through a proprietary process.  While the markets for what we can do is meaningful, we believe that our “shrinkable technology” offers, if successfully commercially accepted, a low cost and flexible replacement for existing chips and related devices which are currently being manufactured through very expensive and relatively inflexible manufacturing processes primarily using soft lithograph, a technology that was developed from the semi-conductor industry.

These kinds of devices are most actively used in the life sciences industry and for diagnostic purposes. However, some of our products, we believe, have viable applications in the solar manufacturing industry.

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

Our most recent contract for additional intellectual property, the Sponsored Research Agreement with the UC Regents on behalf of the Irvine, California campus, was entered into as of May 3, 2010.  Under this sponsorship agreement we agreed to fund various specified research projects and, in the event viable inventions or discoveries are made, we have the right to exclusively (with exception for educational or similar purposes) license those fees in exchange for up front and royalty fees.  We have negotiated this agreement to grant us the exclusive access to license inventions which have been developed by this laboratory as early as July 1, 2009.

Abandonment of Intellectual Property Rights

Shrink may, from time-to-time and as a result of rights granted in one or more of its licensing agreements, take a license to inventions (and the related license to domestic and international patent application rights) which result from a sponsored research arrangement.  Doing so will trigger the license to Shrink, but will also trigger the payment of certain fees and various ongoing financial commitments, all of which have been negotiated and are disclosed in the license agreement.

The Company regularly reviews its licenses and patents and, once a technology or invention has been further commercially vetted, management may determine using its reasonable business judgment, to not continue to support the development of a technology, and may therefore abandon its licensing rights and or intellectual property rights (if not otherwise licensed) with respect to that technology, invention and the related license.  The Company may abandon intellectual property rights which it formerly thought would be valuable or which may still have some value but would be too expensive to maintain.  These same abandoned intellectual property rights may have been a part of a public announcement and even been a key part of the Company’s operational strategy.

Abandonment of a license to a particular invention may occur more often as Shrink acquires more IP rights, and the same inventions are commercially vetted.  To the extent the Company abandons such non-critical intellectual property rights, the Company may not file a specific abandonment notice.  With respect to the UC Regents, the Company remains obligated, for 90 days after abandonment, to pay for various costs related to abandoned intellectual property, including attorneys’ fees and maintenance costs.

To the extent that Shrink abandons or otherwise loses its rights to intellectual property and patent applications or full patent rights which are material and critical to the execution of Shrink’s stated business goals, regardless of the reason, the Company will make the appropriate filings with the SEC.

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

We have disposed of our Audiostocks related operations and assets.   Nonetheless, certain information relating to our previous AudioStocks business is contained towards the end of this “Business” section below, but should not be relied upon as meaningful in assessing our Shrink operations.

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

Summary of Shrink Acquisition Terms

We acquired 100% ownership of Shrink from its sole shareholder, Marshall Khine in May 2009.  Shrink’s (and therefore our) primary assets is a license agreement with the UC Regents granting Shrink intellectual property rights in patent rights owned by the UC Regents and the rights under the license agreement with UC Merced.  In addition Shrink owns certain trademarks and other intellectual property.

As consideration for the acquisition of Shrink, the Company issued an aggregate of 44,444,440 shares of its common stock and 50 shares of its Series C Preferred Stock, which has since been cancelled (approximately 1/3 of the Company).  In addition, the Company (i) assumed pursuant to the terms of a note exchange agreement, the outstanding notes due to Noctua Fund LP, which had an aggregate outstanding balance (at the time) of approximately $118,121, (ii) agreed to issue 495,500 shares of common stock to the UC Regents as the initial consideration under Shrink’s license agreement with it (iii) provided the seller with one seat on the Company’s Board of Directors which went to Mr. Marshall Khine, Esq., and (iv) agreed to comply with all outstanding commitments made by Shrink and its consultants, including members of Shrink’s Scientific Advisory Board and its Business Advisory Board.  Additional information relating the Shrink Acquisition and Shrink itself is contained in our Current Report on Form 8-K, Filed on June 5, 2009, and exhibits thereto the provisions of which are incorporated herein.

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

Recent Events

We recently obtained patent pending status relating to our StemDisc™ technologies and for its rapid prototyping system for the manufacture of its LOC devices.  These patents are owned by the Regents of the University of California and licensed to the Company pursuant to the Company’s existing License Agreement with them.

A list of the recently filed patents, patent filing numbers and applications is as follows:

Patent Name	Patent Pending No.	Description
Honeycomb Shrink Wells for Stem Cells Culture	US 61/161,338 and US 61/177/871	Turnable shrink-induced honeycomb microwell arrays for uniform embroid bodies

Process for Rapid Microfabrication Using Thermoplastics and Devices	US 61/003,113 and US 61/018,881	Low cost biochip prototyping station which provides for rapid design, fabrication and manufacture of customizable biological research chips

We are required by our license agreement with the California Regents, to pay the costs of obtaining patents.  The Company regularly reassesses the technologies and applications we have, develop, or acquire an interest in, so as to determine, in good faith, whether the benefits of obtaining a patent outweigh the costs of obtaining it and the resulting public disclosure of our processes, technologies or proprietary technologies.   The Company regularly revisits its patent prosecution and maintenance policies based on its budget constraints and business goals.

No assurance can be made that the Company will be able to assess the patent-worthiness of all its products, or, if a patent is desirable, that the Company will have sufficient funds or wherewithal to secure or prosecute its intellectual property rights.

Certain Foreign Patent Applications Abandoned and Waived

We regularly review the cost-benefit analysis of our various patent applications, and, depending on costs, capital on hand, and other resources necessary, management may abandon one or more patent applications in one or more jurisdictions, and/or, may apply for or prosecute similar or different patents in different jurisdictions.  Management determined, based on limited need and substantial application and prosecution costs, to waive and abandon Shrink’s rights to several patents pending.  No assurance can be made that the Company will have sufficient funds to patent or protect all of its needed intellectual property.

We also converted a provisional international patent application, for Aligning Cells on Wrinkled Surface (Filed August 26, 2009) to a completed patent pursuant to 35 U.S.C. Sec. 111(a).

Management also determined that the costs in converting certain provisional patent applications to complete applications in the US and internationally outweighed the benefits to the Company in pursuing the same at this time given the Company’s limited resources and limited use for these patents at this time. These abandoned applications include patent applications for our Quantum Dot Solar Concentrator™, filed in October 2009; our Process for Fabrication of Nanoholes, Related Structures, and Devices Thereof, filed in October, 2009; our Quantum Dot Solar Concentrator, filed August 2009; our High Surface Area Micro and Nano beads, filed September of 2009; and our High Resolution Light Emitting Devices, filed August 27, 2009. As management believes that commercializing these patent uses is not viable at this time, and since the Company intends to focus its resources on maintaining its core technology patents, management determined that the added extensive costs and resources in maintaining these patent rights outweighed the benefits to the Company.  Despite abandonment of certain patents, we remain responsible for certain patent prosecution costs for 90 days after abandonment.

Management regularly revisits its patent application and prosecution process and may re-elect to protect these rights (or others) or allow others to lapse from time to time, depending on whether our needs necessitate the same and subject further to available funding and technology resources.  No assurance can be made that we will not need these abandoned rights in the future or, that if needed, that we will be able to re-assert our specific rights or protections.

Proceeds of Debt Financing

Between January 1 through May 7, 2010, the Company issued, on a private basis, $535,000 (inclusive of amounts reported in our Annual Report on Form 10K, as previously filed) in 12% convertible notes initially convertible (post forward split) at $.10 per share, and 2,675,000 Series A Common Stock Purchase Warrants, exercisable at $0.20 per share (or, “Series A Warrants”) as part of a confidential private financing in exchange for $535,000. The notes are repayable one year from issuance (with some of the earliest issued notes becoming due in November 2010) and the warrants are exercisable commencing 6 months from issuance and expire 36 months from issuance.   In the event of a default, or in certain other events, the notes become exercisable at 80% of the then effective conversion price, and the Company may force conversion at the discounted rate at such time.

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

The foregoing are the material terms of the SRA Agreement and the DARPA Co-Funding Agreement, which are both  subject to risks and uncertainties, a copy of which were filed as an exhibit to this report as incorporated from our Current Report on Form 8-K, filed May 7, 2010.

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

Six Months Ended June 30, 2010Compared to the Six months ended June 30, 2009 and the Three months ended June 30, 2010 compared to the Three months ended June 30, 2009

Results of Operations; Material Changes in Financial Condition

The most significant event and change to our Company’s corporate structure during the six months ended June 30, 2010, was the implementation of the 5-for-1 forward stock split, the raising of $535,000 of Notes and Series A Warrants and entry into various agreements with service providers in exchange for stock compensation aggregating 19,472,500 shares issued during such period.  During this period, the Company also secured certain additional patent pending applications.

During the period ended June 30, 2009, the Company, prior to its acquisition of Shrink, had implemented part of its capitalization restructuring and was still operating portions of our StockVert business as more fully detailed herein to the extent material.

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

During the six months ended June 30, 2010, we expended approximately $131,141 towards research and development, of which $61,034 was expended through March of 2010 and $72,107 through June of 2010.

Revenues

Our Shrink business is a development stage company that has not commercialized its technologies yet, Shrink has not had revenues and, we do not expect to have revenues from Shrink’s operations until at least 2011.   We have disposed of most of our non-Shrink related business, other than StockVert which has not had revenues in 2010 or 2009.

Operating Expenses

We had total operating expenses of $2,642,369 related to our Shrink operating activities for the six months ended June 30, 2010, as compared to operating expenses of $398,469 by our Shrink subsidiary in the same period of 2009.  For the three months ended June 30, 2010 we had $1,221,626 total operating expenses, as compared to operating expenses of $323,150 incurred during the three months ended June 30, 2009.

We expect operating expenses to continue as we invest further in research and development activities.  We do not have capital commitments yet to cover any of our operating expenses and to date.  To date, our capital needs for Shrink have been funded by our principals, and, more recently, private convertible debt financing.

Net Loss From Operations

For the six months ended June 30, 2010, we had a net loss of $2,919,126 from operations as compared to a net loss of $412,555 from operations for the period ended June 30, 2009.   For the three months ended June 30, 2010 we had a net loss of $1,387,773, as compared to a net loss of $333,440 during three months ended June 30, 2009.   Management attributes the increase in net loss to, an increase in operational and research activities relating to our Shrink business and, more recently to our funding efforts for Shrink.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, as we have in the past, through government grants, partnerships and arrangements with universities (such as those that are in effect with the Regents and Merced) and equity and debt financings.

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

Liquidity and Capital Resources

Our cash on hand at June 30, 2010 was $126,762 as compared to $97,878 on hand on June 30, 2010.  The recent increase as compared to last year is primarily attributable to our recent financing activities.  Between May and June of 2010 we have not been actively pursuing any specific financing, but the Company does intend to raise capital, if able, to continue its operations as needed.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below and “Risk Factors” section below).

In early May, 2010, through our entry into a Consortium Agreement with Micro/Nano Fluidics Fundamentals Focus MF3 Center, as led by the University of California at Irvine,  our research qualified to receive matched funding from Defense Advanced Research Projects Agency (or, “DARPA”), as described above.   Under the policies of the consortium agreement the Company’s funded research projects are eligible to receive matched funding on a dollar-for-dollar basis, for each dollar we invest in certain qualifying projects.   Since we are dependent on our ability to raise additional capital for our research, no assurance can be made that we will be able to utilize this funding source.   Even if we do raise additional capital, no assurance can be made that we will dedicate it towards those same research projects that qualify for DARPA matching funds.

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

As part of the Company’s business plan and when feasible, it regularly elects to pay consulting and professional fees in stock, as opposed to cash, so as to preserve capital.   In particular, between April and June 2010, the Company issued an aggregate of 1,090,000 shares of restricted common stock to three consultants and professional service providers for services rendered, some of which covers services rendered through mid 2010.  The Company recognizes, however, that share issuances are highly dilutive to investors and existing shareholders and, not all service providers are willing to accept share compensation in lieu of cash.  Accordingly, the Company is required to expend funds regularly for services.

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

The Company estimates that it will cost approximately $9,000,000 in deficit cash flows through 2014 until sustained potential profitability, and that substantial additional costs will be incurred in order to commercialize its Shrink related technologies.  The Company is not aware as to how much, if any, of these funds will be obtainable from government grants or offset by joint venturing development of our products.

Operating activities

Net cash used in operating activities was $426,932 for the six months ended June 30, 2010, as compared to $50,650 used in operating activities during the same period in 2009.  The increase in net cash used in operating activities was mainly due to an increase in business operations, research and development activities and a lack of revenue.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2010 was $39,845, as compared to $11,912 net cash used in investing activities through June 2009. The net cash used in investing activities was mainly attributable to patent pending and other intangible asset acquisitions.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $535,000, as compared to $122,500 net cash provided by financing activities for the six months ended June 30, 2009. The increase of net cash provided by financing activities was mainly attributable to financing efforts made by management in order to obtain certain assets, maintain current business operations and research and development activities.

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

No assurance can be made that we will be able to continue developing or, if developed successfully, commercialize our technologies licensed through UC Merced.  The foregoing are the material terms of the License Agreement with UC Merced, a copy of which is filled as an exhibit to this Report as incorporated from our Current Report on Form 8-K filed June 6, 2009.

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

Sublease with Business Consulting Group Unlimited, Inc.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors and majority stockholders, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and is continuing as a month to month tenancy.   For the six months ended June 30, 2010, $36,000 had been paid to Business Consulting Group Unlimited, Inc and nothing was owed to Business Consulting Group Unlimited, Inc.

Operating Agreement and Services with BGCU, LLC

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the six months ended June 30, 2010 $84,000 had been paid to BCGU, LLC and there was $442,000 owed to BCGU, LLC.  This liability is recorded in accounts payable and accrued expenses on our balance sheets.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company has also incurred debt in order to fund its operations, as discussed above and elsewhere in this report in respect of $635,000 of 12% convertible notes issued between November 2009 and May 2010 (with $535,000 of Notes issued during the six month period ended June 30, 2010), and $218,121 of debt funded by Noctua Fund L.P. to the Company or its Shrink subsidiary since 2008, as evidenced by the two 14% Convertible notes, in the aggregate principal amount of $118,121 and $100,000, respectively, specifically, some of our notes and related obligations include, in aggregate:

•
$635,000 principal amount of unsecured 12% convertible notes, initially convertible at $.10 per share, into an aggregate of 6,350,000, in addition to shares that may be issued in respect of interest payments, and

•	3,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and May of 2010, at $.20 per share, and

•
$118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messers Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,386,143 inclusive of 433,111 shares underlying $17,324 of accrued interest, through July 31, 2010, which note is currently in default,

•
$100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,866,667 shares inclusive of 366,667 shares underlying $14,667 of accrued interest, through July 31, 2010), which note is also currently in default,

The notes to Noctua Fund, L.P. are currently in default. While Noctua Fund, L.P. has waived certain anti dilution provisions due to unenforceability and intent, the Notes are otherwise enforceable, with interest and reimbursement of enforcement costs.  The holder of this Note, or its future assigns, may seek to enforce repayment of the note and all enforcement costs in court, which would likely result in a judgment against the company which, among other remedies, could be enforced by levying against our assets or bank accounts.   To the extent we lose some or all of our assets, we would be unable to operate, function and raise capital.  In addition, the mere existence of an event of default could hinder our ability to raise capital or enter into joint ventures or similar obligations.

Moreover, the notes held by Noctua Fund, L.P. are convertible into over 6,250,000 shares as of the date hereof, at $.04 per share, which would be highly dilutive to persons buying our shares in the open market or who have invested in shares or convertible securities of the Company and higher conversion or exercise prices.   Accordingly, the conversion of the Notes and resale of the shares could have a material adverse affect on the company and its share price.

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

In March of 2010, we issued 7,250,000 shares valued at $1,232,500 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories. The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after June 4, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultants violation of law or fraudulent misrepresentations or breach of the agreement.

In March of 2010, we issued 8,700,000 shares valued at $1,479,000 to a consultant in satisfaction of a consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations. The agreement provides, among other things, that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultants violation of law or fraudulent misrepresentations or breach of the agreement.

In March of 2010, we issued 1,500,000 shares valued at $255,000 to a consultant in satisfaction of a consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals. The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after July 15, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultants violation of law or fraudulent misrepresentations or breach of the agreement.

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

In May of 2010, we issued 1,000,000 restricted shares valued at $204,000 to Dr. Sayatani Ghosh, a member of the Scientific Advisory Board (“SAB”) since 2009, pursuant to her SAB agreement dated March 1, 2009.  This agreement has expired by its terms.

In July of 2010, we issued 40,000 restricted shares valued at $6,400 as full payment for professional services rendered during the months of June and July.

In July of 2010, pursuant to a consulting agreement entered into as of June 1, 2010, we issued 76,364 restricted shares valued at $12,000 as payment for solar research and film manufacturing related consulting services rendered during the months of June and July.  The consulting agreement is for a one year term and requires payment of a monthly fee of $6,000 to be paid in shares of common stock of the Company for the duration of the term unless terminated early.

In July of 2010, we issued 395,833 restricted shares valued at $92,625 as  payment for financial advisory related services, and development of financial models and due diligence research between December 2009 through May of 2010.  In addition, the Consultant was paid cash compensation of $27,708 in 2010.

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

Research and Development

The Company estimates that at least $133,141 was spent during six months ended June 30, 2010, as compared to $73,554 during the same period in 2009 on R&D activities.   During the three months ended June 30, 2010 the Company estimates it spent $72,107, as compared to $33,062 during the same period in 2009 on R&D activities.

Employees

We currently do not have any full time employees.  We obtain most of our administrative services from BCGU, LLC, or BCGU, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $30,000 per month pursuant to an operating agreement and lease space through an affiliated entity, the Business Consulting Group Unlimited, Inc. on a month to month bases (see “Properties” below).  The foregoing are certain material terms of our amended operating agreement with BCGU, LLC, a copy of which is provided as an exhibit to this Report as incorporated from our Form 10-Q, filed November 25, 2009.

We hire independent contractor labor on an as needed basis and have entered into consulting arrangements with certain directors and advisory board members in exchange for stock or derivative securities. We have not entered into a collective bargaining agreement with any union.

Properties

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010 and the company currently leases the space based on a month to month tenancy.   The foregoing are the material terms of our sublease with Business Consulting Group Unlimited, Inc., a copy of which is attached as an Exhibit to our Current Report Form 8-K, Filed June 5, 2009, the provisions of which are incorporated by reference herein.

Hedging and Derivative Activities

As at June 30, 2010, and, at August 10, 2010, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

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

During our most recently completed quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Noctua Fund, LP for loans made to the Company or Shrink since 2008, as reflected on two 14% convertible promissory notes in the aggregate initial principal amounts of $118,121 and $100,000, respectively, plus interest, which are convertible at $.04 per share based on conversion prices at the times of the loans (approximately 6,250,000 shares, in aggregate as of July 31, 2010), both of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

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

Currently, twenty million shares (20,000,000) of Series A Preferred Stock are issued and outstanding and held by certain principal shareholders or their affiliates, namely Messrs. Baum and Panther, II.  These shares are all convertible and contain other restrictive covenants.  As a result, over 90% of our voting control is vested in three beneficial owners.  Moreover, as shares of preferred stock are converted and sold, such sales are likely to have a highly dilutive effect on our stock price.

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

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 475,000,000 common shares, of which less than 45% have been issued or reserved for issuance as of April 2010.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 20,000,000 are already designated and issue and an addition 5,000,000 “blank check” preferred may be issued.  Currently, 193,371,640 shares of common stock are issued and outstanding and, the following securities are outstanding:

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

•
$118,121 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messers Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,386,143 inclusive of 433,111 shares underlying $17,324 of accrued interest, through July 31, 2010, which note is currently in default,

•
$100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,866,667 shares inclusive of 366,667 shares underlying $14,667 of accrued interest, through July 31, 2010), which note is also currently in default,

Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

The present management team is not experienced enough and sufficient in number to realize the potential of Shrink, especially with respect to developing commercial diagnostic device products and solar technologies.  It is very likely that more qualified additional managers, with significantly more specific experience in the businesses we seek to engage in, will need to be hired.  The sooner we can hire these people the better.  These persons will likely require substantial salaries and compensation packages that the company cannot presently afford.  Additionally, there may be substantial fees associated with recruiting new additional or replacement managers.  To the extent that we are unable to ultimately bring managers into the company who are more qualified than our present team, the company and it’s shareholders will be negatively impacted.

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

If we are unable to conclude that we have effective internal control over financial reporting or our independent auditors are unable to provide us with an unqualified report as required by Section 404, then we may not be able to raise capital from certain sources, or list on exchanges or the NASDAQ  and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Some of the processes we require in order to commercialize our products are in short supply which may delay commercialization and hinder our development of products.

As an example, we use a process called hot embossing.  The machines that do commercial scale hot embossing are in short supply and are very expensive.  Therefore, we rely on third party contractors in order to assist us with prototype commercial scale production and will also perhaps rely on these same parties for larger scale production, assuming there is market acceptance.  The costs of using these parties may significantly reduce our profit margins, and to the extent we decide to purchase our own equipment to build a manufacturing line, such an effort will not only take time, but will also amount to a significant risk of capital to the Company given our limited resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June and July of 2010, we issued 40,000 shares valued at $6,400 as payment for professional services rendered pursuant to an existing, month to month agreement

In July of 2010, we issued 76,364 shares valued at $12,000 as payment for solar research related consulting services rendered. There are no further liabilities or amounts owed to the consultant under this agreement.

In July of 2010, we issued 395,833 shares valued at $92,625 as payment for consulting services related to capital raising efforts.

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

Item 3. Defaults Upon Senior Securities.

We are in default on payment of interest and principal upon the following notes:  14% Convertible Note with a principal amount of $100,000 owed to Noctua Fund, LP and 14% Convertible Note with a principal amount of $118,121 owed to Noctua Fund, LP, a copy of the notes which were filed as an exhibits to this report as incorporated from our Current Report on Form 8-K, filed May 8, 2009 and our Current Report on Form 8-K, filed June 5, 2009.  During the default period repayment of these notes are accelerated accrue interest at 18% with a total of approximately $251,740 of principal and interest due as at August 13, 2010.

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

10.11
Sponsored Research Agreement between the Company and The Regents of the University of California on behalf of Irvine campus, dated as of May 3, 2010.  (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2010)

10.12
Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, filed May 7, 2010)

10.13
Consulting Agreement dated as of January 4, 2010, between the Company and Justin Heit. (Incorporated by reference from Exhibit 10.12 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.14
Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc. (Incorporated by reference from Exhibit 10.13 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.15
Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon. (Incorporated by reference from Exhibit 10.14 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.16
Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll. (Incorporated by reference from Exhibit 10.15 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.17
Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson. (Incorporated by reference from Exhibit 10.16 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.18	Scientific Advisory Board Consulting Agreement between the Company and Dr. Sayantani Ghosh.
10.19	Agreement between the Company and Labrum Capital Advisors, L.L.C.
10.20	Consulting Agreement dated as of June 1, 2010 between the Company and Equire, LLC.
31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
31.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended June 30, 2010, to be signed on its behalf by the undersigned on August 13, 2010  thereunto duly authorized.

SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)