Form 10-Q
period 2010-09-30
Shrink Nanotechnologies, Inc.
filed 2010-11-15
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant has 192,906,182 shares of common stock, par value $0.001 per share, outstanding as of November 12, 2010.

SHRINK NANOTECHNOLOGIES, INC.

SEPTEMBER 30, 2010 FORM 10-Q QUARTERLY REPORT

INDEX
Page

Forward Looking Statements	ii
Use of Terms	iii

PART I - FINANCIAL INFORMATION	F-1

Item 1. - Financial Statements	F-1
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and from Inception January 15, 2008 through September 30, 2010 (unaudited)	F-2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and from Inception January 15, 2008 through September 30, 2010 (unaudited)	F-3
Notes to Unaudited Consolidated Financial Statements	F-5 – F-13
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4 - Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	21

Item 1A – Risk Factors	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 - Defaults Upon Senior Securities	34

Item 4 - Submission of Matters to a Vote of Security Holders	34

Item 5 - Other Information	34

Item 6 – Exhibits	34

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

The statements herein, which are not historical, reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events.  Such forward-looking statements include statements regarding, without limitation:

•
the development, commercialization and market acceptance of our recently acquired microfluidic, “shrinkable plastic” or “structured” cell culturing devices (StemDisc™) and solar concentrator technologies, and other related technologies stemming from our core technologies, and the global related costs to bringing these technologies and products to market,

•	our ability to continue funding under our various funding agreements with universities under the California Regents as well as other research and development relationships we have and may enter into,

•	our immediate and growing need to raise the capital needed or obtain government or educational grants to implement our business plan,

•
our ability to innovate using our existing platform technology, a shrinkable plastic material branded as “NanoShrink™” and to find new market accepted uses for the same (such as in the printed electronics industry),

•
the relative efficiencies of the solar concentrator technologies we are developing, including our future ability to produce concentrators that produce power at a commercially compelling  dollar-per-watt rate,

•	our ability to secure economical component and manufacturing sourcing for the various businesses we seek to engage in,

•	our ability to secure certain critical licenses from third parties, some of which may be potential commercial competitors for one or more of our products,

•	the progress of our research and development activities,

•	our ability to further acquire, hold and defend our intellectual property or to fund our license agreements with the California Regents,

•	the demand for printed “high” technologies (electronics, microfluidics and the like),

•	the projected growth in stem cell research and public policy changes relating to government funding of the same,

•	the outcome of contentious litigation in federal courts related to human embryonic stem cell culturing and development (see Shirley v. Sebilus),

•	alternative energy demands (specifically, products ultimately derived from our solar concentrator technology) , and

•	the presumed size and growth of the market for lab-on-a-chip devices in life sciences.

These forward looking statements should be considered in addition to our risk factors (contained in this Report under the heading “Item 1A Risk Factors” below).  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.

ii

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the filing date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include  all Form 10-Ks, Form 10-Qs, Form 8-Ks proxy and information statements, and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov) each, as amended from time to time) which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

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

iii

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash	$2,932	$58,539
Litigation receivable, discontinued operations	-	108,011
Other receivable	10,000	-
Prepaid expenses	825,034	120,333
Total current assets	837,966	286,883

Prepaid expenses, non-current	193,250	257,408
Property, plant and equipment, net	105,229	140,054
Intangible assets, net	267,687	219,062

TOTAL ASSETS	$1,404,132	$903,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,293,211	$973,840
Due to former preferred stock shareholders	-	143,825
Due to a related party	10,750	12,500
Convertible debentures, net of discount	402,101	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,924,183	1,361,897

TOTAL LIABILITIES	1,924,183	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at September 30, 2010 and December 31, 2009 respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 192,906,182 and 172,921,485
at September 30, 2010 and December 31, 2009, respectively	192,907	172,921
Additional paid in capital	5,051,001	914,784
Deficit accumulated during the development stage	(5,783,959)	(1,566,195)
TOTAL STOCKHOLDERS' DEFICIT	(520,051)	(458,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,404,132	$903,407

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
	For the three months	For the three months	For the nine months	For the nine months	January 15, 2008
	September 30,	September 30,	September 30,	September 30,	through September 30,
	2010	2009	2010	2009	2010
Revenues:
Revenues, net	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Expenses
Research and development	32,777	-	165,918	73,554	367,686
Professional fees	26,152	50,332	110,815	97,679	261,931
General and administrative	1,016,386	537,977	3,408,655	811,269	4,582,600
Depreciation and amortization	36,612	12,733	68,908	17,009	99,390
Total operating expenses	1,111,927	601,042	3,754,296	999,511	5,311,607

Loss from operations	(1,111,927)	(601,042)	(3,754,296)	(999,511)	(5,311,607)

Other Income (Expense)
Interest expense	(186,711)	(17,550)	(463,468)	(31,636)	(498,056)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total Other Income (Expense)	(186,711)	(17,550)	(463,468)	(31,636)	(616,177)

Net loss from continued operations	(1,298,638)	(618,592)	(4,217,764)	(1,031,147)	(5,927,783)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	-	-	-	143,825
Income (loss) from discontinued operations	-	-	-	-	143,825
(Loss) Before Income Taxes	(1,298,638)	(618,592)	(4,217,764)	(1,031,147)	(5,783,959)

Income Taxes	-	-	-	-	-

NET (LOSS)	$(1,298,638)	$(618,592)	$(4,217,764)	$(1,031,147)	$(5,783,959)

Net income (loss) per common share, basic and diluted:
Net (loss) from continued operations	(0.01)	(0.00)	(0.02)	(0.01)	-
Net income from discontinued operations	-	-	-	-	-
Net (loss) per common share:	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$-

Weighted average common and common equivalent shares outstanding
Basic and diluted	192,781,409	166,409,750	186,583,602	99,568,530	110,752,513

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the nine months	For the nine months	January 15, 2008
	September 30,	September 30,	through September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,217,764)	$(1,031,147)	$(5,783,959)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation and amortization	68,908	17,009	99,390
Debt discount accretion	387,322	21,568	400,933
Non-cash share-based payments	2,771,141	518,037	3,310,940
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	190,686	(223,150)	(187,055)
Accounts receivable	98,011	(4,790)	(8,328)
Accounts payable and accrued liabilities	173,795	416,175	1,078,108
NET CASH USED IN OPERATING ACTIVITIES	(527,899)	(286,298)	(971,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	62,404	62,404
Additions to fixed assets	-	(13,535)	(16,113)
Additions to intangible assets	(82,707)	(106,033)	(205,105)
NET CASH FROM INVESTING ACTIVITIES	(82,707)	(57,164)	(158,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	12,500	12,500
Proceeds from issuance of common stock	-	355,000	355,001
Proceeds from convertible debentures	555,000	20,000	766,094
NET CASH FROM FINANCING ACTIVITIES	555,000	387,500	1,133,595

NET CHANGE IN CASH	(55,608)	44,038	2,932
CASH BALANCES
Beginning of period	58,539	37,940	-
End of period	$2,932	$81,978	$2,932

SUPPLEMENTAL DISCLOSURE:
Interest paid	$437	$125	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$831,229	$-	$-

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the nine months ended September 30, 2010
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

Shrink Nanotechnologies, Inc. (the “Company or the “Successor Entity” or “us” or “we”) is a development stage company  that is dedicated to the commercial adoption of a nanotechnology platform called the ShrinkChip Manufacturing Solution™. We believe this platform represents a new paradigm in the rapid design and low-cost fabrication of diagnostic chips and other nano-size devices that we intend to commercialize as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components and renewable energy businesses.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the Company’s financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

NOTE 2.                   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

As a result of the aforementioned conditions the Company may be unable to meet certain obligations to fund future research and development activities.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its research and development activities during the near term.  The Company has funded losses from its research and development and other operations primarily from the issuance of debt and equity.  The Company believes that the issuance of equity and debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.  If management can’t achieve its plans there is a possibility that operations will discontinue.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2010 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved and the Company has cumulative net operating losses for tax purposes in excess of $4 million.

The Company and  its subsidiaries currently have tax return periods open beginning with December 31, 2006 through December 31, 2009.

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

Intangible assets consisted of the following at:

	September 30,	December 31,
	2010	2009
Intangible Assets, net:
Patents	$177,754	$98,559
License	112,902	112,902
Trademarks	14,450	10,938
Amortization	(37,419)	(3,336)
	$267,687	$219,063

To date, the Company has not utilized its current patents to manufacture products/parts for sale, testing and evaluation.  When/if we do begin to mass produce products we will re-evaluate our amortization practice related to these patents.  During the nine months ended September 30, 2010 and 2009 the Company recorded $34,083 and $1,523 in amortization expenses, respectively.   At this time, estimated future amortization for the balance of this fiscal year is expected to be approximately $37,000 and amortization of the following amounts for the fiscal years ended on December 31 are expected to be as follows

For the year ending	Amount
2011	$10,360
2012	10,390
2013	10,360
2014	10,310
After 12/31/2014	223,607

NOTE 6.   PREPAID EXPENSES

Current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
Prepaid stock based consultant fees	$727,979	$20,425
BCGU Operating Agreement bonus	90,000	90,000
Other prepaid expenses	7,055	9,908
Total Current Prepaid Expenses	$825,034	$120,333

Non-current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
Prepaid stock based consultant fees	$103,250	$99,908
BCGU Operating Agreement bonus	90,000	157,500
Total non-current Prepaid Expenses	$193,250	$257,408

NOTE 7.  RESEARCH AND LICENSE AGREEEMENTS

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

Mark L. Baum, Esq. (“Baum”) our CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, II (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of September 30, 2010, there was $10,750 owed to the Noctua Fund Manager, LLC and $1,750 had been paid to the Noctua Fund Manager, LLC during the nine months ended September 30, 2010.  This liability is recorded as a related party payable on our balance sheets.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and has continued as a month to month tenancy thereafter.   For the nine months ended September 30, 2010 $48,000 had been paid to Business Consulting Group Unlimited, Inc and $6,000 was owed to Business Consulting Group Unlimited, Inc.  This liability is recorded in accounts payable and accrued expense on our balance sheets

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by Panther and Baum, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the nine months ended September 30, 2010 $101,333 had been paid to BCGU, LLC and there was $508,667 owed to BCGU, LLC.  This liability is recorded in accounts payable and accrued expense on our balance sheets.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  At such time BCGU, LLC had not converted any of its outstanding payables into a note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) familiar with the affairs of the Company and its strategic direction, (iii) receiving minimal cash compensation for its efforts and is sustaining the risk of deferring most payments indefinitely, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be readily available from independent third parties.

The Company’s rent expense for the nine months ended September 30, 2010 and 2009 was $54,000 and $36,500, respectively.

The following table represents the Company’s future minimum lease payments for the next 5 years:

2010	$1,350
2011	1,350
2012	-
2013	-
2014	-
Total	$2,700

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

The Debt Consolidation Agreement consolidates all monies presently owed to Noctua Fund LP which are consolidated into one new secured convertible promissory note with a principal amount of $100,000.  The note’s maturity date is October 1, 2012.  The new note accrues interest at fourteen percent (14%) but did not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly and are in default.  The note has a conversion price of $.04 per share.    In accordance with ASC 470-50, the Company determined this to be a substantial modification to the debt instruments and prior to the merger applied debt extinguishment accounting to record a loss on extinguishment of debt of $100,000.

The Company has not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

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

The Company has not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

On September 30, 2010, the Company issued a $20,000 14% convertible note to Noctua Fund, LP in exchange of $20,000 cash.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%), and interest payments on the note are due monthly.  The note is convertible into shares of our common stock at an original conversion price of $.04 per share.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price.  In accordance with FASB ASC 470-20, the Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  At the time of the issuance date, the Company recorded a $20,000 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $20,000 is being amortized over the life of the note.

Baum, our president and CEO, and Panther, a director, are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, L.P., and are non-voting minority investors in the Noctua Fund, L.P.

B.	Private Placement Offering

During November of 2009 through early 2010, a confidential private offering (“the Offering”) was made by the Company to various private accredited investors.  The principal amount of the Offering was set at $1,000,000 maximum with excess of $1,000,000 accepted at the option of the Company and consists of convertible notes and stock purchase warrants, with $635,000 of Notes and 3,175,000 warrants issued in aggregate.  The notes will mature at the one year anniversary of their effective date, be sold at their face value, accrue interest at 12% and have a conversion feature that allows the investor to convert the note and accrued interest into common stock at a price of $0.10 per share.  The Company has the option to induce conversion, at which the notes conversion price will be taken at the discounted rate of 80% ($.08 per share).  The Series A common stock purchase warrants are exercisable via cashless exercise commencing six months after each respective closing, at $0.20 per share, beginning to expire 3 years from the first closing of this Offering.  The investors shall be issued warrants to purchase such number of common stock as equals fifty percent (50%) of the number of common shares underlying the convertible note based on the fixed conversion price. The warrants shall contain a standard cashless provision, which permits the holder to exercise the warrants if the stock price is above the exercise price, by turning in warrants and not paying cash.

From November 12, 2009 through May 7, 2010, the Company issued  12% convertible notes totaling $635,000 and detachable series A warrants to purchase up 3,175,000 shares of common stock  in exchange of cash as part of the Offering.  The notes’ maturity dates begin on November 12, 2010 through May 7, 2011.  At the time of the issuances, the Company recorded a $444,930 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 12 month life of the notes.

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

Warrants associated with the Offering were issued to purchase up to 3,175,000 shares at an exercise price of $.20 per share.  These warrants are valued at $188,903 and were combined with the beneficial conversion feature of $444,930, to record a total $633,833 discount on the convertible notes.  The warrants are exercisable at 6 months following their effective date and begin to expire 11/12/2012.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rates of 1.36-1.64% (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility of 276-300% and (4) zero expected dividends.

There are 1,675,000 and 0 warrants immediately exercisable at September 30, 2010 and 2009, respectively.

Notes Payable consists of the following at:

	September 30,	December 31,
	2010	2009
14% convertible notes due October 2012	$238,121	$218,121
12% convertible notes due November 2010	100,000	100,000
12% convertible notes due January 2011	225,000	-
12% convertible notes due February 2011	110,000	-
12% convertible notes due April 2011	50,000	-
12% convertible notes due May 2011	150,000	-
Total convertible notes payable	$873,121	$318,121
Less: Discount on notes	(252,899)	(86,389)
Less: Current portion	(620,222)	(231,732)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:
Amount
2010	318,121
2011	535,000
2012	20,000
Total	$873,121

The Company has notes payable due to a related party in the amount of $218,121 with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

NOTE 10.                   FAIR VALUE MEASUREMENTS

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

In March of 2010, we issued 7,250,000 restricted shares valued at $1,232,500 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories.

In March of 2010, we issued 8,700,000 restricted shares valued at $1,479,000 to a consultant in satisfaction of a consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations.

In March of 2010, we issued 1,500,000 restricted shares valued at $255,000 to a consultant in satisfaction of a consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals.

In March of 2010, we issued 600,000 restricted shares, subject to restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $102,000 to an accounting professional for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.

In March of 2010, we issued 180,000 restricted shares valued at $30,600 to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered.

In March of 2010, we issued 112,500 restricted shares valued at $19,125 to a member of the Scientific Advisory Board, pursuant to an agreement dated as of March 1, 2010.

In March of 2010, we issued 40,000 restricted shares valued at $8,800 (in addition to 60,000 shares issued in November 2009) as payment for professional services rendered.

In May of 2010, we issued 40,000 restricted shares valued at $8,000 as payment for professional services rendered.

In May of 2010, we issued 50,000 restricted shares valued at $10,500 as payment for marketing services related to press releases and branding.

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

In July of 2010, pursuant to an consulting agreement entered into as of June 1, 2010, we issued 76,364 restricted shares valued at $12,000 as payment for solar research and film manufacturing related consulting services rendered during the months of June and July.  The consulting agreement is for a one year term and requires payment of a monthly fee of $6,000 to be paid in shares of common stock of the Company for the duration of the term unless terminated early.

In July of 2010, we issued 395,833 restricted shares valued at $92,625 as payment for financial advisory related services, and development of financial models and due diligence research between December 2009 through May of 2010.  In addition, the Consultant was paid cash compensation of $27,708 in 2010.

NOTE 12.                   WARRANTS

The following summarizes stock purchase warrants as of September 30, 2010 and December 31, 2009:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2008	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	500,000	0.20
Outstanding December 31, 2009	500,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	2,675,000	0.20
Outstanding September 30, 2010	3,175,000	$0.20

The following summarizes the changes in warrants outstanding for the nine months ended September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2010	750,000	$0.20	2.28	750,000	$0.20	1/11/2013
First quarter fiscal 2010	250,000	0.20	2.30	250,000	0.20	1/15/2013
First quarter fiscal 2010	125,000	0.20	2.33	125,000	0.20	1/28/2013
First quarter fiscal 2010	375,000	0.20	2.35	375,000	0.20	2/2/2013
First quarter fiscal 2010	50,000	0.20	2.35	50,000	0.20	2/4/2013
First quarter fiscal 2010	125,000	0.20	2.38	125,000	0.20	2/14/2013
Second quarter fiscal 2010	250,000	0.20	2.56	-	-	4/22/2013
Second quarter fiscal 2010	750,000	0.20	2.60	-	-	5/7/2013
Total at September 30, 2010	2,675,000	$0.20		1,675,000	$0.20

NOTE 13.     STOCK OPTIONS

The Company has issued stock options to consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with ASC 718-10 where the compensation to employees should be recognized over the period(s) in which the related services are rendered. In accordance with ASC 718-10 the fair value of a stock option granted is estimated using an option-pricing model.

750,000 options were issued to the members of our advisory board.  These options are valued at $260,790 the options are exercisable for 1-3 years following their effective dates that begin to expire 5/29/2011.  During the nine months ended September 30, 2010 the Company recorded a stock option expense of $141,819.  The options were valued using a binomial valuation model.  The variables used in this option-pricing model included: (1) discount rates of 0.53-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 110%-575% and (4) zero expected dividends.

The following summarizes options as of September 30, 2010 and December 31, 2009:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2008	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	275,000	0.22
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	475,000	0.21
Outstanding September 30, 2010	750,000	$0.21

The following summarizes the changes in options outstanding at September 30, 2010:
Options Outstanding				Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2010	25,000	$0.11	1.28	25,000	$0.11	1/10/2012
First quarter fiscal 2010	25,000	0.20	1.37	25,000	0.20	2/13/2012
First quarter fiscal 2010	25,000	0.23	1.42	25,000	0.23	3/1/2012
Second quarter fiscal 2010	25,000	0.17	1.53	25,000	0.17	4/10/2012
Second quarter fiscal 2010	250,000	0.26	2.55	-	-	4/17/2013
Second quarter fiscal 2010	25,000	0.21	1.62	25,000	0.21	5/13/2012
Second quarter fiscal 2010	25,000	0.15	1.65	25,000	0.15	5/25/2012
Second quarter fiscal 2010	25,000	0.17	1.67	25,000	0.17	6/1/2012
Third quarter fiscal 2010	25,000	0.11	1.78	25,000	0.11	7/10/2012
Third quarter fiscal 2010	25,000	0.08	1.90	25,000	0.08	8/25/2012
Total at September 30, 2010	475,000	$0.21		225,000	$0.16

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

In October 2010, the Company entered into a lease agreement with the Regents of the University of California.  The lease will commence on November 1, 2010 and will be in force for a minimum of 6 months and a maximum of 24 months thereafter.  Monthly rent payments will be $450.

In November 2010, the Company issued a 12% convertible note and warrants in exchange for $117,000.  The note is convertible at $.10 per share and the warrants are excisable at $.20 per share.  The note matures on November 10, 2012 and the warrants expire on November 10, 2013.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this Report and the “Forward Looking Statements” section in the forepart of this Report (see page ii above) and the “Risk Factors” set forth in Part II of this Report, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  No assurance can be made that any of our forward looking statements will materialize as planned.

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

Background

General

We are a research, design and development company dedicated to the commercialization of a nanotechnology platform called the ShrinkChip Manufacturing Solution™, which we believe represents a new low cost paradigm for fabrication of otherwise costly diagnostic chips and various other nano-size structures and devices with a multitude of applications.  Our manufacturing technology can be used to manufacture plastic (or polymer-based) chips and other devices used as measuring tools and energy and content transfer devices for a wide range of applications from the life sciences, drug and chemical analysis industries to the optoelectronics components, printed electronics and solar/renewable energy businesses.

Our technologies, in certain applications, also avoid high manufacturing costs such as specialized facilities with clean rooms and expensive, high tech manufacturing apparatus.

Many of the applications we seek to commercialize are being developed for markets that have entrenched products and technologies which serve the needs of the users that purchase for these markets.  We seek to offer a new approach and hopefully one which offers lower cost, more flexibility and produces equal or better results for the user/consumer.

Assets; Intellectual Property and Research Agreements

Our assets include exclusive and non-exclusive patent rights, as more fully described in this report, from four main agreements, as follows:

•	Our Research Agreement entered into with UC Merced allowing us to exclusively license technologies developed through our funding,

•
Our Existing License Agreement, entered into in April of 2009, with the UC Regents, granting us an exclusive license (with certain exceptions) to microfluidic fabrication and other inventions (the “License Agreement”),

•
Our two Sponsored Research Agreements with the UC Regents on behalf of University of California, Irvine campus entered into in May 2010 (the “Biosensing Research Agreement”), and in September 2010 (the “EB Research Agreement”), and rights to acquire additional license rights funded by us under these agreements, (the “Sponsored Research Agreements”),

•
Our exclusive Patent and Know-How License Agreement (the “Corning License Agreement”) with Corning Incorporated (“Corning”) wherein the Company licensed the exclusive worldwide right to use and sublicense Corning’s patent-pending Modular Microfluidic System and Method for Building Modular Microfluidic System.

We also entered into other agreements, such as the one with the MF3 Consortium, accessing matching funds from MF3’s relationship with DARPA™, that provide us with research co-funding agreements as more fully provided below. Finally, we intend to commercialize our assets through relationships with third party manufacturers we contract with.  No assurance can be made that the Company will have funds sufficient to further develop and license new technologies or to commercialize the ones we have.

FIGA™ Business

Due to limited cash resources, and to capitalize on government and institutional grants and our management’s relationships with universities, we have fashioned our business using a corporate development model called FIGA™ which is an acronym that stands for: Finance, Industry, Government and Regulatory and Academia.  Under this model, we have sought to access experts in the market segments we seek to impact – by building an “expert network” comprised of people with backgrounds in specialized areas of finance, industry, government and regulatory affairs and academia.  We believe that as a small business with limited resources, attracting experts from these areas and using them as key drivers for how we allocate our resources will allow us to add more value quicker for our shareholders.  This model also involves the use of exploring grant availability and programs where able.

Business Strategy

Our core shrink-film technology, branded as “NanoShrink™,” is a “platform technology” with a variety of applications in numerous fields that relate to the use of and functionalization of nano-sized structures, including channels, tubes, holes, wrinkles as well as “cracked” surfaces.  These technologies have a number of applications (many mentioned herein) in a wide variety of industries, including without limitation, the life sciences/diagnostic test industries to solar and optics applications.

We acquired our assets and rights by using a business model that has inexpensively allowed us to license technologies from two primary sources: (1) university laboratories, and (2) “secondary” technologies from very large industrial businesses.  Traditionally and historically, university engineering labs have been used as commercial resources for venture capital organizations and other funding sources looking for high quality low cost technology.  However, as a result of a number of negative economic factors over the past few years limiting private sector access to these funds, Shrink has been able to strategically locate select engineering – primarily in the biomechanical engineering space – and develop sponsored research arrangements that fund critical research and also provide us with access to intellectual property with commercial potential.

We have also recently undertaken a program to develop commercial relationships with larger, multi-national United States-based industrial companies in order to potentially work with their technologies and products which have been abandoned or “orphaned” for one or a number of reasons – primarily due to a limited market opportunity or limited funding at the time of abandonment.  We are actively seeking to develop licensing agreements in this regard to provide the right to develop and market these “orphaned” technologies and product lines.

We presently have the right to exclusively license (with the exception of certain rights reserved by universities for educational purposes) a number of technologies (as well as future technologies developed through additional university-specific agreements), pursuant to agreements we have with the Regents of the University of California (or, the UC Regents), as described more fully herein and in our previous public company SEC reports and press releases.  Some of these rights stem from research we sponsored or have agreed to sponsor.

In addition to our licensed technologies, we may develop technologies on our own as a result of our research or joint development activities.

We also have developed a Science Advisory Board (“SAB”) and a Product Development and Commercialization Committee (“PDACC”) to the Company.  Through the relationships with our SAB members, we have the exclusive right to certain intellectual property rights derived from their respective work for the Company.  To date, we have not filed any applications to protect intellectual property rights derived from work provided to the Company by a member of the SAB or the PDACC.

We are focusing on developing and commercializing our technologies in three specific business segments which are discussed in greater depth in this Report: (1) our NanoShrink™ business, (2) our StemDisc™ business and (3) our renewable energy generation and transmission business.  As we develop additional uses for our core “Shrink Film” abilities (discussed below), we will likely add to the market segments we seek to enter.  All of the business segments we presently are engaged in are relatively immature and require additional development before products may ultimately reach a commercial customer.

We also intend to review, and as such opportunities present themselves, seek to acquire synergistic assets and businesses, although these are not within the Company’s primary initial focus as management believes that initial development, manafucturing and commercialization will be most economical through joint venture or third party OEM manufacturers we contract.

Core “Shrink Film” Abilities

Our core technologies allow for the flexible and rapid design, prototyping and manufacture of certain complex chips, polymer-based nano-structured systems and microfluidic diagnostic tools and measuring devices.  Our low cost manufacturing processes and materials avoid costly expenditures such as factories with clean-rooms and complex machinery.  This is made possible by our ability to design at a larger scale and then use the inherent properties of our NanoShrink™ plastic material to functionalize a device by controllably shrinking the same by a factor of up to 95%, through a proprietary process.  While the markets for what we can do is meaningful, we believe that our “shrinkable technology” offers, a low cost and flexible replacement for existing chips and related devices which are currently being manufactured through very expensive and relatively inflexible manufacturing processes primarily using soft lithograph, a technology that was developed from the semi-conductor industry.

These kinds of devices are most actively used in the life sciences industry and for diagnostic purposes. However, some of our products, we believe, have viable applications in the alternative energy generation and information and energy transmission industries.

Technology and Intellectual Property

We license or have the right to license, through various agreements mentioned above with the University of California, Merced (“UC Merced”) and the UC Regents, various patent applications and rights relating to the ShrinkChip Manufacturing Solution™.  A description of these agreements and related technologies, applications and cost estimates is provided herein and in our Reports, along with a list of patents and other intellectual property owned by, or licensed to us.  More recently, as of July 2010, we have licensed a fully functional “plug and play” modular microfluidic system and method from Corning under the Corning License Agreement (i.e. the “Corning License”).  Our agreements provide us with certain rights to the filed patent applications with the US Patent and Trademark Office (“USPTO”) and we possess significant know-how as it relates to using shrinkable films in the manner in which we seek to design and build products for our focused markets.

Our sponsored Biosensing Research Agreement with the UC Regents on behalf of the Irvine, California campus, was entered into as of May 3, 2010.  Under this sponsorship agreement we agreed to fund various specified research projects and, in the event viable inventions or discoveries are made, we have the right to exclusively (with exception for educational or similar purposes) license those fees in exchange for up front and royalty fees.  We have negotiated this agreement to grant us (presuming no default) the exclusive access to license inventions which have been developed by this laboratory as early as July 1, 2009.

Review of and Abandonment of Intellectual Property Rights

We may, from time-to-time and as a result of rights granted in one or more of our (or our subsidiary’s)  licensing agreements, take a license to inventions (and the related license to domestic and international patent application rights) which result from a sponsored research arrangement or private (non-academic sector) license agreement.  Doing so may trigger the license to Shrink, but will also trigger the payment of certain fees and various ongoing financial commitments, all of which have been negotiated and are disclosed in the license agreement.

The Company regularly reviews its licenses and patents and, as technologies or inventions have been further commercially vetted or newer competing technologies are developed by others, management may determine using its reasonable business judgment, to not continue to support the development of a technology, and may therefore abandon its licensing rights and or intellectual property rights (if not otherwise licensed) with respect to that technology, invention and the related license.  The Company may abandon intellectual property rights which it formerly thought would be valuable or which may still have some value but would be too expensive to maintain.  These same abandoned intellectual property rights may have been a part of a public announcement and even been a key part of the Company’s operational strategy.

Abandonment or an outright termination of a license to a particular invention may occur more often as Shrink acquires more IP rights, and the same inventions are commercially vetted.  License or patent rights may also be abandoned based on no other reason other than limited capital or the Company’s need to expend its capital on other vital needs.  To the extent the Company abandons such non-critical intellectual property rights, the Company may not file a specific abandonment notice.  With respect to the UC Regents, the Company remains obligated, for 90 days after abandonment, to pay for various costs related to abandoned intellectual property, including attorneys’ fees and maintenance costs.

During the fourth quarter of 2010, we, with our Scientific Advisory Board, intend to review the viability of our intellectual property licensure relationship with the UC Regents.

Corporate History and Structure

General.

We were incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc., which was again changed on May 14, 2009 to Shrink Nanotechnologies, Inc. in anticipation of its acquisition of Shrink Technologies, Inc.  On May 29, 2009, the Company entered into and completed a share exchange agreement with the former principal of Shrink Technologies, Inc., for the acquisition of Shrink which held and continues to hold, most of our related business assets and has agreements with both UC Merced and the UC Regents granting the Company the exclusive rights to the Shrink related technologies discussed herein.  Since this time we also entered into, among other things, our Corning License Agreement and the MF3 Consortium Agreement.  We have two additional, recently organized, business-specific operating entities: Shrink Solar, LLC and Shrink Chips, LLC.  All subsidiary entities to Shrink Nanotechnologies, Inc. are 100% owned.  Below is a chart of our present corporate structure:

We have extremely limited cash on hand, limited liquidity in our publicly traded common stock, and our funds are allocated towards research, development and commercialization of our technologies and products, identifying and retaining executive management that will be able to clear the Company’s path into the life sciences industry.

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

Shrink As Accounting Acquirer

As a result of our Shrink Acquisition from Shrink’s former shareholder Mr. Marshall Khine, we have succeeded to the business and research and development operations of Shrink, which now constitute our primary asset and operations.  Accordingly, Shrink is deemed the financial acquirer for accounting related purposes and, the financial statements presented in Part I of this Report, and in this Management Discussion and Analysis of Financial Condition and Results of Operations, are those of Shrink, unless the context requires otherwise. At such time, we were in the process of disposing of our AudioStocks related business.

Summary of Shrink Acquisition Terms

We acquired 100% ownership of Shrink from its sole shareholder, Marshall Khine in May 2009 in exchange for one third of the Company.  We have since formed two additional subsidiaries focused on solar and chip disciplines (see previous chart).  Shrink’s (and therefore the Company’s) primary assets is a license agreement with the the UC Regents granting Shrink intellectual property rights in patent rights owned by the UC Regents and the rights under the license agreement with UC Merced.  In addition Shrink owns certain trademarks and other intellectual property.

As consideration for the acquisition of Shrink, the Company issued an aggregate of 44,444,440 shares of its common stock (approximately 1/3 of the Company) and 50 shares of its Series C Preferred Stock, which preferred stock has since been cancelled.  In addition, the Company (i) assumed pursuant to the terms of a note exchange agreement, the outstanding notes due to Noctua Fund LP, which had an aggregate outstanding balance (at the time) of approximately $118,121, (ii) agreed to issue 495,500 shares of common stock to the UC Regents as the initial consideration under Shrink’s license agreement with it (iii) provided the seller with one seat on the Company’s Board of Directors which went to Mr. Marshall Khine, Esq., and (iv) agreed to comply with all outstanding commitments made by Shrink and its consultants, including members of Shrink’s Scientific Advisory Board and its Business Advisory Board.  Additional information relating the Shrink Acquisition and Shrink itself is contained in our Current Report on Form 8-K, Filed on June 5, 2009, and exhibits thereto the provisions of which are incorporated herein.

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

Recent Patent Developments.

We obtained patent pending status relating to our StemDisc™ technologies and for its rapid prototyping system for the manufacture of its LOC devices.  These patents are owned by the UC Regents and licensed to the Company pursuant to the Company’s existing License Agreement with them.

A list of the recently filed patents, patent filing numbers and applications is as follows:

Patent Name	Patent Pending No.	Description
Honeycomb Shrink Wells for Stem Cells Culture	US 61/161,338 and US 61/177,871	Tunable shrink-induced honeycomb microwell arrays for uniform embryoid bodies

Process for Rapid Microfabrication Using Thermoplastics and Devices	US 61/003,113 and US 61/018,881	Low cost biochip prototyping station which provides for rapid design, fabrication and manufacture of customizable biological research chips

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

During the 4th calendar quarter of 2010, the Company intends to evaluate the commercial viability of its intellectual property rights licenses that are owned by the UC Regents.  Results of the assessment could include maintaining the status quo, terminating the Company’s rights to selective rights or attempting to renegotiate its relationship with the UC Regents.

Certain Foreign Patent Applications Abandoned and Waived

We regularly review the cost-benefit analysis of our various patent applications, and, depending on costs, capital on hand, and other resources necessary, management may abandon one or more patent applications in one or more jurisdictions, and/or, may apply for or prosecute similar or different patents in different jurisdictions.  Management determined, based on limited need and substantial application and prosecution costs, to waive and abandon Shrink’s rights to several patents pending.  No assurance can be made that the Company will have sufficient funds to patent or protect all of its needed intellectual property or that abandoned patents will not one day be needed.

We also converted a provisional international patent application, for Aligning Cells on Wrinkled Surface (Filed August 26, 2009) to a completed patent pursuant to 35 U.S.C. Sec. 111(a).

Management also determined that the costs in converting certain provisional patent applications to complete applications in the US and internationally outweighed the benefits to the Company in pursuing the same at this time given the Company’s limited resources and limited use for these patents at this time. These abandoned applications include patent applications for our Quantum Dot Solar Concentrator™, filed in October 2009; our Process for Fabrication of Nanoholes, Related Structures, and Devices Thereof, filed in October, 2009; our Quantum Dot Solar Concentrator, filed August 2009; our High Surface Area Micro and Nanobeads, filed September of 2009; and our High Resolution Light Emitting Devices, filed August 27, 2009. As management believes that commercializing these patent uses is not viable at this time, and since the Company intends to focus its resources on maintaining its core technology patents, management determined that the added extensive costs and resources in maintaining these patent rights outweighed the benefits to the Company.  Despite abandonment of certain patents, we remain responsible for certain patent prosecution costs for 90 days after abandonment.

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

Proceeds of Debt Financing

Private Placement of 12% Convertible Notes and Series B Warrants

During November 2010, the Company issued, $117,000 in 12% convertible notes initially convertible (post forward split) at $.10 per share, and 585,000 Series B Common Stock Purchase Warrants, exercisable at $0.20 per share (or, “Series B Warrants”) as part of the offering  for a cash purchase price of  $117,000. The Notes and Series B Warrants were sold at face value for each dollar amount of Notes sold.  No placement agent compensation has been paid in this financing.

The foregoing are the material terms of the 12% note and Series B Warrant financing.

2009 Private Placement of 12% Convertible Notes and Series A Warrants;

Between November 2009 through May, 2010, the Company issued, on a private basis, $635,000 (inclusive of $100,000  reported in our Annual Report on Form 10-K, as previously filed) of 12% convertible notes initially convertible (post forward split) at $.10 per share, and 2,675,000 Series A Common Stock Purchase Warrants, exercisable at $0.20 per share (or, “Series A Warrants”) as part of a  private financing at face value for a purchase price of  $535,000. The notes are repayable one year from issuance (with some of the earliest issued notes becoming due in November 2010) and the warrants are exercisable commencing 6 months from issuance and expire 36 months from issuance.   At any time following its maturity date, the Company may induce conversion of the notes at a discounted rate at 80% of the effective conversion price.

When combined with notes and warrants sold during late fiscal 2009 (and not including any 14% convertible notes issued to Noctua Fund, L.P.) the following is a brief summary of the notes and warrants outstanding:

•
$635,000 principal amount 12% convertible notes, currently convertible at $.10 per share into an aggregate of 6,350,000 shares of common stock (plus shares issuable as interest), payable one year from their respective issuance dates, and

•	3,175,000 Series A Warrants, exercisable at $.20 per share, and expiring three years from their respective issuance dates.

The foregoing are the material terms of the 12% note and Series A Warrant financing.  Other details of the same may be found below in this Report and in our Annual Report.

Sponsored Research Agreements with UCI

Sponsored Research Agreement with UC Regents (September 2010)

As of September 22, 2010, Shrink entered into the Sponsor Research Agreement (or, the “EB Research Agreement”) with UC Regents on behalf of the Irvine Campus (“UCI”).  The EB Research Agreement was for a term of three months, retroactively beginning August 1, through October 31, 2010.  The EB Research Agreement may be terminated by the Company or UCI subject to satisfying the appropriate notice requirements required under the agreement.

The EB Research Agreement provided, among other things, that the Company sponsor specified research relating to the development of a complete system for culturing, imaging, and digitizing a large number of embryoid bodies (EBs) in custom-designed microfluidic devices, including developing protocols for staining and imaging EBs in 3-D.  In addition, the research will also involve specifying and testing a suitable hardware/software platform for collecting images in a high-throughput setting.    Regarding any inventions, discoveries or other commercially useful research products that may arise from research being conducted under the SRA, we will have a time-limited, first right to negotiate an exclusive license of such things with UCI.

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling up to $67,040 during the three month term of the EB Research Agreement.

No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

Sponsored Research Agreement with UC Regents (May 2010)

As of May 3, 2010, Shrink Parent entered into the Sponsored Research Agreement (or, the “Biosensing Research Agreement”) with UC Regents on behalf of UCI.  The Biosensing Research Agreement is for a term of three years or such time as the research is completed, whichever is longer. The Biosensing Research Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.

The Biosensing Research Agreement provides, among other things, that the Company will sponsor specified research relating to development of (i) integrated, manufacturable, nanostructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the Biosensing Research Agreement.  The Biosensing Research Agreement provides that the Company shall sponsor the research costs up to a budget of $632,051, of which $20,000 has been paid to the UC Regents.  We have exclusive access to license intellectual property from the Biosensing Research Agreement beginning from July 1, 2009 forward according to the terms of the Biosensing Research Agreement.

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the Biosensing Research Agreement.  Of this amount $202,796 is to be paid during the 12 month period ended April 30, 2011; $211,311 shall be paid during the 12 month period ended April 30, 2012; and the remaining $217,944 shall be paid during the 12 month period ended April 30, 2013.  The foregoing payments are to be paid in quarterly installments of ¼ of the total cash fees payable during such 12 month period.

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

Additional New Shrink Nanotechnologies Developments

Below is additional content related to public announcements the Company has made From June of 2010 to the present date:

•
We formed a new subsidiary called ShrinkChips.  We did this in order to segment and hopefully attract financing for our cell culturing devices business.  We believe that we have created what may become a platform for the development of a number of products in the cell culturing space, and we wished to segregate the affairs of this business from those of, for example, our printed electronics efforts.  We believe the first of the products in the cell culturing segment of our business will be available for commercial sale in the latter part of 2010 or early 2011.

•
We have created a suite of “tools” for our NanoShrink™ plastic design material business.  These tools will be used in order to maximize the performance of the NanoShrink™ material.  The Company intends to eventually offer these tools for sale as a part of a science kit, which may eventually be marketed to schools in the US and abroad.

•
We filed (as inventors, along with the UC Regents) a new patent for Cell Align, a tissue engineering platform which has been shown as an effective substrate for the growth of a number of tissues which require a “scaffold” – such as cardiac tissue as one example.  We intend to continue to file intellectual property in this space and we believe that what we have is an important product for biologists and drug developers.  We count Cell Align as part of the ShrinkChips product offerings we intend to development and market in the near future.

•
We announced that we will open an office in the UC Irvine Tech Portal in November of 2010.  This office will assist the Company is the manufacture of certain components for our products and additional critical affairs of, in particular, the Shrink Chips subsidiary, will be conducted at this office.

•
Dr. Michelle Khine, our scientific founder was awarded a $2.295M grant from the National Institutes of Health enabling her to continue to work on low cost diagnostic devices which are based on the use of shrinkable plastic film, including the Company’s NanoShrink™ material.  The company believes that as long as NanoShrink™_ is a part of the basis for Dr. Khine’s work, that Dr. Khine will be a customer for NanoShrink™ and a developer who will publish on the various uses for the NanoShrink material.  This could assist the Company as we seek market acceptance for our platform in the company year (2011).

•
We recently announced acquiring worldwide exclusive rights to a Corning, Inc.-owned modular microfluidic system technology, which is patent-pending.  The technology  allows for an individual to custom build microfluidic devices and systems and has a number of accompanying technologies (pumps, valves and others) in order to make the system work.  We intend to seek partnerships with potential manufacturers of the components and to offer a kit for sale to users of these systems.  The company does not believe that such systems will be offered for sale during the next 12 months as continued research and development will be required in order to offer such a kit for sale.

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

Our intangible assets consist principally of intellectual properties such as licensing rights and patents. We are currently amortizing certain intangible assets using the straight line method based on an estimated legal life, of fifteen years.  We began amortization of the NanoShrink™ related patents in June of 2008 since patent filings were first being filed.  The Company will re-evaluate its amortization practice once products related to these patents are put into full production.  When our products are placed in full production we can better evaluate market demand for our technology.

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

Nine Months Ended September 30, 2010Compared to the Nine months ended September 30, 2009 and the Three months ended September 30, 2010 compared to the Three months ended September 30, 2009

Results of Operations; Material Changes in Financial Condition

The most significant events and changes to our Company’s corporate structure during the nine months ended September 30, 2010, were the implementation of the 5-for-1 forward stock split, the sale of $535,000 of Notes and Series A Warrants and entry into various agreements with service providers in exchange for stock compensation aggregating 19,472,500 shares issued during such period.  During this period, the Company also secured certain additional patent pending applications and retained experienced scientific advisors for our advisory board.

During the nine months ended September 30, 2009, the Company (i.e. Shrink Parent), prior to its acquisition of Shrink, had implemented part of its capitalization restructuring and was still operating portions of our StockVert business as more fully detailed herein to the extent material.

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

During the nine months ended September 30, 2010, we expended approximately $165,918 towards research and development, of which $32,777 was expended through the three months ended September 30, 2010.

Revenues

Our Shrink business is a development stage company that has not commercialized its technologies yet, Shrink has not had revenues and, we do not expect to have revenues from Shrink’s operations until at least 2011.   We have disposed of most of our non-Shrink related business, other than StockVert which has not had revenues in 2010 or 2009.

Operating Expenses

We had total operating expenses of $2,642,369 related to our Shrink operating activities for the nine months ended September 30, 2010, as compared to operating expenses of $999,511 for the same period of 2009.  For the three months ended September 30, 2010 we had $1,221,626 total operating expenses, as compared to operating expenses of $601,042 incurred during the three months ended September 30, 2009.

We expect operating expenses to continue as we invest further in research and development activities.  We do not have capital commitments yet to cover any of our operating expenses and to date.  To date, our capital needs for Shrink have been funded by grants, restricted stock issuances and private convertible debt financing.

We have limited cash on hand, and to the extent we are able to negotiate with parties with whom we enter into business agreements with to accept stock in lieu of cash, these issuance could dilute the ownership of our shareholders.

Net Loss From Operations

For the nine months ended September 30, 2010, we had a net loss of $2,919,126 from operations as compared to a net loss of $1,031,147 from operations for the period ended September 30, 2009.   For the three months ended September 30, 2010 we had a net loss of $1,387,773, as compared to a net loss of $618,592 during three months ended September 30, 2009.   Management attributes the increase in net loss to, an increase in operational and research activities relating to our Shrink business and, more recently to our funding efforts for Shrink.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, as we have in the past, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

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

Liquidity and Capital Resources

Our cash on hand at September 30, 2010 was $2,932 as compared to $81,978 on hand on September 30, 2009.  The decrease as compared to last year is primarily attributable to our recent lack of financing activities.  Between May and September of 2010 we have not been actively pursuing any specific financing, but the Company does intend to raise capital, if able, to continue its operations as needed.

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

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this Report.  A portion of our research is being conducted by the University of California, through grants.  We will continue to seek to fund our capital requirements over the next 12 to 24 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

As part of the Company’s business plan and when feasible, it regularly elects to pay consulting and professional fees in stock, as opposed to cash, so as to preserve capital.   In particular, between April and July 2010, the Company issued an aggregate of 1,602,197 shares of restricted common stock to five consultants and professional service providers for services rendered, some of which covers services rendered through mid 2010.  The Company recognizes, however, that share issuances are highly dilutive to investors and existing shareholders and, not all service providers are willing to accept share compensation in lieu of cash.  Accordingly, the Company is required to expend funds regularly for services.

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

Operating activities

Net cash used in operating activities was $527,899 for the nine months ended September 30, 2010, as compared to $286,298 used in operating activities during the same period in 2009.  The increase in net cash used in operating activities was mainly due to an increase in business operations, research and development activities and a lack of revenue.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $82,707, as compared to $57,164 net cash used in investing activities through September 30, 2009. The net cash used in investing activities was mainly attributable to patent pending and other intangible asset acquisitions.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $555,000, as compared to $387,500 net cash provided by financing activities for the nine months ended September 30, 2009. The increase of net cash provided by financing activities was mainly attributable to financing efforts made by management in order to obtain certain assets, maintain current business operations and research and development activities.

Trends

To a great extent, we expect government grants and university/academic funding to be cyclical based on public policy (e.g. stem cell research limitations), the amount allocated by governments and universities generally to commercial and developmental research, and general economic trends. We expect that we will have to compete diligently in order to secure grants and research funding from universities.  We also anticipate that, for the foreseeable future, our ability to attain conventional bank or secured financing for our products will be difficult as a result of our limited fungible assets and banking constraints that limit commercial loans available to weaker balance sheet companies like Shrink.  We are a cash-deprived company and must secure cash in order to operate going forward.  Capital raising activities will likely be dilutive to our shareholders.

Plan of Operations; Primary Assets and License Rights

Research Agreement with UC Merced

Shrink is a party to a research agreement with UC Merced, which agreement is referred to in this Report as the Research Agreement.  Pursuant to the Research Agreement, UC Merced agreed to undertake a research project and Shrink agreed to reimburse it for all direct and indirect costs incurred in connection with the research, up to the amount of $640,935 and in accordance with an agreed-upon budget.  The Research Agreement provides Shrink with the right to elect to receive an exclusive royalty-bearing license to make, use, sell, offer for sale and import any products and practice any methods in the inventions or discoveries conceived and reduced to practice in the performance of the research conducted under the Research Agreement.  We have exercised our rights under this agreement and entered into a license agreement with the UC Regents.  On May 7, 2010, pending a review by our executive and management team, we requested that UC Merced temporarily halt all expenditures under the UC Merced Research Agreement.  Subsequent to the aforementioned review, going forward, Shrink management does not foresee conducting and therefore funding research under its current agreement with the UC Regents related to the Merced campus.

Our Existing (April 2009) Exclusive License Agreement

The underlying intellectual property and patent rights to Shrink’s proprietary technologies are owned by the UC Regents and licensed to us.  On April 29, 2009, and pursuant to the terms of the Research Agreement, Shrink and the UC Regents entered into an Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, which is referred to in this Report as the License Agreement.  The License Agreement licenses a broad array of intellectual property and inventions vital to our planned operations.  The following description of the License Agreement are the material terms of the agreement, and is qualified in its entirety by the actual agreement which is filed as an Exhibit to our Current Report on Form 8-K, filed June 5, 2009.

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

Our fees to the UC Regents under the License Agreement include:

•	A $100,000 contract initiation fee, which was paid to the Regents during June 2009 in the form of 495,500 shares of common stock of the Company.

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

Our Recent Sponsorship Agreements with the UC Regents and Rights to Acquire Additional License Rights

In May 2010, we entered into the Biosensing Research  Agreement with the UC Regents on behalf of the UCI campus.  The Biosensing Research Agreement is for a term of three years or such time as the research is completed, whichever is longer. The Biosensing Research Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.

Sponsorship Costs.  The Biosensing Research Agreement provides, among other things, that the Company will sponsor specified research relating to development of (i) integrated, manufacturable, nonstructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the Biosensing Research Agreement.  The Biosensing Research Agreement provides that the Company shall sponsor the research costs up to a budget of $632,051, of which $20,000 has been paid to the UC Regents.

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the Biosensing Research Agreement.  Of this amount $202,796 shall be paid during the 12 month period ended April 30, 2011; $211,311 shall be paid during the 12 month period ended April 30, 2012; and the remaining $217,944 shall be paid during the 12 month period ended April 30, 2013.  The foregoing payments are to be paid in quarterly installments of ¼ of the total cash fees payable during such 12 month period.

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

Rights to Enter Into Additional License.   In the event that research under the Biosensing Research Agreement yields additional inventions and intellectual property, we have the right to enter into an additional exclusive license agreement with the UC Regents (see “Our Existing (April 2009) Exclusive License Agreement” above).  In order to exercise its rights, we must not be in default of any payment or funding obligation under the SRA Agreement and, must notify the UC Regents of its intent to license the additional intellectual property within nine (9) months of receipt of notice from the UC Regents of the invention.  In addition, among other conditions and limitations, we would be required to pay for patent application and filing costs relating to additional patents licenses and, to prosecute its rights as against third parties.

The license we have the right to enter into under the Biosensing Research Agreement, is substantially similar to the previously disclosed license rights we have with the UC Regents above, except that we are not required to pay an initial license issue fee, or initial legal fee reimbursement of $35,000, and the terms of the annual license fee has changed to a fee of $5,000 for rights to each patent license acquired by us, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we are required to pay a fee of 30% of certain income generated from third party sublicenses of the additional intellectual property we license as well as royalty payments of: 2.5% of net sales where the first sale occurs within three years after the License Date; 4% of net sales where the first sale occurs between three and six years after the License Date; and 5% of net sales where the first sale occurs beyond six years after the License Date.  In each case, the minimum earned royalty payment paid shall be $15,000 commencing the year of the first commercial sale of the licensed technology, subject to increase, if and as we expand the SRA License to include additional patents from time to time.  A copy of the prospective license is included as an annex to the Biosensing Research Agreement, filed as an exhibit to our Current Report Form 8-K, filed May 7, 2010, and is incorporated by reference herein.

As with other our other intellectual property licenses, even after the Company’s exercise of its exclusive patent rights with respect to any patent, the UC Regents reserves the right to utilize such intellectual property in connection for educational and research purposes, including research conducted for other sponsors.

The foregoing are the material terms of the Biosensing Research Agreement (which includes the form of SRA License annexed thereto), which is filed as an exhibit to this Report, the provisions of which are incorporated by reference herein.

License Agreement with Corning Incorporated

Effective as of July 26, 2010 we entered into an exclusive Patent and Know-How License Agreement (referred to herein as the “Corning License Agreement”) with Corning Incorporated (“Corning”) pursuant to which, among other things, we licensed the exclusive worldwide right to use and sublicense Corning’s patent-pending Modular Microfluidic System and Method for Building Modular Microfluidic System (US PTO Application No. PCT/US2009/001770).

The system being licensed is a fully functional “plug and play” modular microfluidics system that allows for integrated high pressure connectors, electronics and pumps.  This technology, management believes, has various commercial research applications where ultra-fast microfluidic design prototyping is desired, such as biochemical, biomedical and cell-based drug discovery applications.

Exclusivity; Term. The license granted by Corning is for worldwide usage by the Company for a period of at least eight years.  The term may be terminated for cause or insolvency.

While the license is exclusive to the Company, Corning has reserved rights to the underlying technology for future research and development purposes.  In addition, the licensed rights become co-exclusive for the remainder of the term if the Company does not commercialize the licensed technology before the end of July 2014; provided, that the Company would still retain the right of first refusal for any developments made by Corning on the licensed rights during such non-exclusivity period.

In addition, Corning is required to provide limited technical assistance to the Company as reasonably requested by the Company through July of 2012.

Consideration for Patent Rights.  The Corning License Agreement provides for royalty payments to Corning, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing Corning’s licensed technologies, subject to reduction to the extent (up to 50%) that the Company is required to pay royalties to third parties for such products, and 2% of net sales if and to the extent that the license reverts to a non-exclusive one.

The Corning License Agreement allows the Company, during the term, to determine the appropriate course of action to enforce licensed patent rights, and if it does not do so, Corning reserves the rights to do the same and permit the Company the right to contribute half of the costs in exchange for joint prosecution rights.  The Company is required to reimburse Corning for certain prosecution efforts they incur and, Corning may abandon prosecution of any patent rights in any jurisdiction provided that it provides the Company the opportunity to continue prosecution of the same.  The Company’s obligation to reimburse prosecution efforts of Corning terminates during any period that the patent rights become non-exclusive, if ever.

The foregoing is a summary only of the material terms of the Corning License Agreement, a full copy of which is filed as a copy to this Report.

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

Contractual Obligations

The Company (on its own or through its subsidiary) is a party to the License Agreements, Research Agreement with UC Merced, the Sponsored Research Agreements and more recent Corning Agreement mentioned above and incorporated herein, as well as to its strategic Marketing Agreement described above and incorporated by reference herein.  The Company does not have all of the funds necessary to fund these agreements or to commercialize its products and no assurance can be made that it will raise the capital necessary to do so.  If we do not fund the Research Agreement or SRA Agreement we will also risk loss of the licenses.  The Company also enters into agreements with science consultants and professional service providers calling for payment by issuance of stock in lieu of cash, where able.  Some of these agreements call for cash payments at hourly rates as well, if and as needed and with prior consent of the Company.

The Company has not yet, approved hourly cash payments to consultants, but intends on doing so if and as our cash availability increases.

Sublease with Business Consulting Group Unlimited, Inc.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors and majority stockholders, James B. Panther II, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and is continuing as a month to month tenancy.   For the nine months ended September 30, 2010 $48,000 had been paid to Business Consulting Group Unlimited, Inc and $6,000 was owed to Business Consulting Group Unlimited, Inc.

Operating Agreement and Services with BGCU, LLC

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors and majority control persons, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the nine months ended September 30, 2010 $101,333 had been paid to BCGU, LLC and there was $508,667 owed to BCGU, LLC.  This liability is recorded in accounts payable and accrued expenses on our balance sheets.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company has also incurred debt in order to fund its operations, as discussed above and elsewhere in this report in respect of $117,000 of 12% convertible notes issued in November 2010, $635,000 of 12% convertible notes issued between November 2009 and May 2010 (with $535,000 of Notes issued during the nine month period ended September 30, 2010), and $238,121 of debt funded by Noctua Fund L.P. to the Company or its Shrink subsidiary since 2008, as evidenced by the three 14% Convertible notes, in the aggregate principal amount of $118,121, $100,000, and most recently, $20,000 respectively. Some of our notes and related obligations include, in aggregate:

•
$752,000 principal amount of unsecured 12% convertible notes, initially convertible at $.10 per share, into an aggregate of 7,520,000, in addition to shares that may be issued in respect of interest payments, and

•	3,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and May of 2010, at $.20 per share, and

•	585,000 shares issuable upon exercise of Series B Common Stock Purchase Warrants issued in November 2010, at $.20 per share, and

•
$118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messers Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,519,030 inclusive of 565,998 shares underlying $22,640 of accrued interest, through October 31, 2010), which note is currently in default,

•
$100,000 principal amount of 14% convertible promissory note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,979,167 shares inclusive of 479,167 shares underlying $19,167 of accrued interest, through October 31, 2010), which note is also currently in default,

•
$20,000 principal amount of 14% convertible promissory note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2010, convertible at $0.04 per share into an aggregate of 500,000 shares (or 505,833 shares inclusive of 833 shares underlying $233 of accrued interest, through October 31, 2010.

The $118,121 principal amount note and $100,000 principal amount note to Noctua Fund, L.P. are currently in default. While Noctua Fund, L.P. has irrevocably waived certain anti dilution provisions due to unenforceability and intent, the Notes are otherwise enforceable, with interest and reimbursement of enforcement costs.  The holder of this Note, or its future assigns, may seek to enforce repayment of the note and all enforcement costs in court, which would likely result in a judgment against the company which, among other remedies, could be enforced by levying against our assets or bank accounts.   To the extent we lose some or all of our assets, we would be unable to operate, function and raise capital.  In addition, the mere existence of an event of default could hinder our ability to raise capital or enter into joint ventures or similar obligations.

Moreover, the notes held by Noctua Fund, L.P. are convertible into over 7,000,000 shares as of the date hereof, at $.04 per share, which would be highly dilutive to persons buying our shares in the open market or who have invested in shares or convertible securities of the Company and higher conversion or exercise prices.   Accordingly, the conversion of the Notes and resale of the shares could have a material adverse affect on the company and its share price.

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

In March of 2010, we issued 7,250,000 shares valued at $1,232,500 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories.  The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after June 4, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March of 2010, we issued 8,700,000 shares valued at $1,479,000 to a consultant in satisfaction of a consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations. The agreement provides, among other things, that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March of 2010, we issued 1,500,000 shares valued at $255,000 to a consultant in satisfaction of a consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals. The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after July 15, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

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

In March of 2010, we issued 40,000 restricted shares valued at $6,800 (in addition to 60,000 shares issued in November 2010) as payment for professional services rendered. No additional amounts are owed for services under this agreement for said time period.

In May of 2010, we issued 40,000 shares valued at $8,000 as payment for professional services rendered.

In May of 2010, we issued 50,000 shares valued at $10,500 as payment for marketing services related to press releases and branding. No additional amounts are owed under this agreement for said period.

In May of 2010, we issued 1,000,000 restricted shares valued at $204,000 to Dr. Sayatani Ghosh, a member of the Scientific Advisory Board (“SAB”) since 2009, pursuant to her agreement dated March 1, 2009.  This agreement has expired by its terms and no additional amounts are owed under said agreement.

In July of 2010, we issued 40,000 restricted shares valued at $6,400 as full payment for professional services rendered during the months of June and July.  No additional amounts are owed for these months of service under this agreement.

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

In July of 2010, we issued 395,833 restricted shares valued at $92,625 as payment for financial advisory related services, and development of financial models and due diligence research from December 2009 through May of 2010.  In addition, the Consultant was paid cash compensation of $27,708 in 2010. No additional amounts are owed under said agreement.

Some of the agreements under which these shares were issued were not originally committed to a writing and were entered into based on an oral agreement between the independent contractor(s) and a company representative and subsequently memorialized. These shares are cancellable based on performance of said independent contractor.

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

Lease For Space At University Of California- Irvine, TechPortal™

In September 2010, the Company entered into a lease for laboratory space with the University of California, Irvine (UCI) TechPortal™ technology facilitator center, which lease commences November 1, 2010.  The lease provides approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for the Company’s UCI developed patents under the Company’s exclusive license agreement with UCI entered into in April of 2009.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties,  and provides for rent to be paid by the Company of $5,400 per year with each party required to bear the costs of their own insurance and related expenses.  The Company did not effectively commence utilizing this space until November of 2010 and still maintains its corporate headquarters at Carlsbad, California.  The foregoing is a summary only of this lease, a copy of which is filed as an exhibit to this Report.

Recent Accounting Pronouncements

We are not aware of any additional pronouncements that materially effect our financial position or results of operations.

Research and Development

The Company estimates that at least $165,918 was spent during nine months ended September 30, 2010, as compared to $73,554 during the same period in 2009 on R&D activities.   During the three months ended September 30, 2010 the Company estimates it spent $32,777, as compared to $0 during the same period in 2009 on R&D activities.  The increase is due primarily to our new Sponsored Research Agreements and other License Agreement as well as our commercialization efforts.

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

The Company also more recently entered into a lease at the UCI Tech Portal for approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for the Company’s UCI developed patents under the Company’s exclusive license agreement with UCI entered into in April of 2009.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties, and provides for rent to be paid by the Company of $5,400 per year for up to 30 months.  The foregoing are the material terms of our lease with the UCI Tech Portal, a copy of which is attached as an Exhibit to our Current Report Form 8-K, Filed November 1, 2010, the provisions of which are incorporated by reference herein.

Hedging and Derivative Activities

As at September 30, 2010, and, at October 31, 2010, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures of internal control over financial reporting is not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.

Insufficient corporate governance policies.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.  To that end, in October of 2009, we formed an Audit Committee of the Board of Directors and adopted an audit committee charter and, in April of 2010 appointed two members of our board, Marshall Khine and Victor Hollander to the Audit Committee.  Due to limited number of board members, this audit committee is not comprised of 3 or more exclusively independent board members, nonetheless, said committee operates independently from the board as contemplated by the Audit Committee charter and this committee was tasked with oversight of selection of the Company’s new independent auditors for the financial statements for year ended December 2010.  The Company intends on further staffing and adapting this committee if and as new qualified board members with accounting experience or knowledge are appointed from time to time.

During our most recently completed quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Noctua Fund, LP for loans made to the Company or Shrink since 2008, as reflected on three 14% convertible promissory notes in the aggregate initial principal amounts of $118,121, $100,000, and $20,000respectively, plus interest, which are convertible at $.04 per share based on conversion prices at the times of the loans (approximately 7,000,000 shares, in aggregate as of October 31, 2010), both of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

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

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 475,000,000 common shares, of which less than 45% have been issued or reserved for issuance as of April 2010.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 20,000,000 are already designated and issue and an addition 5,000,000 “blank check” preferred may be issued.  Currently, 192,906,182 shares of common stock are issued and outstanding and, the following securities are outstanding:

•	20,000,000 shares of Series A Preferred Stock, owned primarily by Messers Baum and Panther, II, convertible on a one-for-one basis into common stock,

•
$752,000 principal amount of unsecured one year 12% convertible notes, initially convertible at $.10 per share, into an aggregate of 7,520,000, in addition to shares that may be issued in respect of interest payments which notes become due commencing November of 2010, and

•	3,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and May of 2010, at $.20 per share, and

•	585,000 shares issuable upon exercise of Series B Common Stock Purchase Warrants issued in November 2010, at $.20 per share, and

•
$118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, L.P. in May 2009, an affiliate of Messers Baum and Panther, II, convertible at $.04 per share into an aggregate of 2,953,032 shares (or 3,519,030 inclusive of 565,998 shares underlying $22,640 of accrued interest, through October 31, 2010, which note is currently in default,

•
$100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per share into an aggregate of 2,500,000 shares (or 2,979,167 shares inclusive of 479,167 shares underlying $19,167 of accrued interest, through October 31, 2010), which note is also currently in default,

•
$20,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, L.P., an affiliate of Messers Baum and Panther, II, reflecting loans made by it in 2010, convertible at $0.04 per share into an aggregate of 500,000 shares (or 505,833 shares inclusive of 833 shares underlying $233 of accrued interest, through October 31, 2010.

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

The present management team is not experienced enough and sufficient in number to realize the potential of Shrink, especially with respect to developing commercial diagnostic device products and solar/alternative energy technologies.  It is very likely that more qualified additional managers, with significantly more specific experience in the businesses we seek to engage in, will need to be hired.  The sooner we can hire these people the better.  These persons will likely require substantial salaries and compensation packages that the company cannot presently afford.  Additionally, there may be substantial fees associated with recruiting new additional or replacement managers.  To the extent that we are unable to ultimately bring managers into the company who are more qualified than our present team, the company and its shareholders will be negatively impacted.

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

•
we are able to find adequate supplies of the necessary component parts for the devices we intend to sell, which is a very challenging risk because we presently do not manufacture anything, relying exclusively on third party company partners and business relationships;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June and July of 2010, we issued 40,000 restricted shares valued at $6,400 as payment for professional services rendered pursuant to an existing, month to month agreement.

In July of 2010, we issued 76,364 restricted shares valued at $12,000 as payment for solar research related consulting services rendered. There are no further liabilities or amounts owed to the consultant under this agreement.

In July of 2010, we issued 395,833 restricted shares valued at $92,625 as payment for financial advisory related services, and development of financial models and due diligence research from December 2009 through May of 2010.

In November 2010, we sold $117,000 of 12% convertible notes issued in November 2010, and issued 585,000  Series B Common Stock Purchase Warrants issued in November 2010, at $.20 per share to a single accredited investor in a private financing, at a purchase price of $117,000.  The 12% notes are due one year from issuance and are convertible as to principal and interest at $.10 per share.  The form of these notes and Series B Warrants are identical in all respects, to the notes and Series A Warrants issued in 2009, with the exception of the issuance dates and expiration dates.

All of the issuances of securities described above were restricted share issuances and deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or Regulation D, as transactions by an issuer not involving a public offering.  We made the determination that each investor had enough knowledge and experience in finance and business matters to evaluate the risks and merits of the investment.  There was no general solicitation or general advertising used to market the securities and all of the issuees were either affiliates of the Company or had a pre-existing business relationship with the Company.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

Item 3. Defaults Upon Senior Securities.

We are in default on payment of interest and principal upon the following notes:  14% Convertible Note with a principal amount of $100,000 owed to Noctua Fund, LP and 14% Convertible Note with a principal amount of $118,121 owed to Noctua Fund, LP, a copy of the notes which were filed as an exhibits to this report as incorporated from our Current Report on Form 8-K, filed May 8, 2009 and our Current Report on Form 8-K, filed June 5, 2009.  During the default period repayment of these notes are accelerated accrue interest at 18% with a total of approximately $281,161 of principal and interest due as at October 31, 2010.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The Following Exhibits are filed herewith

3.1	Certificate of Amendment to Articles of Incorporation (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
4.1	Form of Convertible Note 12% (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
4.2	Form of Series A Warrant (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
4.3	Subscription Agreement (Incorporated by reference from Annual Report on Form 10K for year ended December 31, 2009)
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

10.7	Note Exchange Agreement, dated as of May 29, 2009. (Incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K, filed June 5, 2009)
10.8	Consulting agreement Heiner Dreismann (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed June 25, 2009).
10.9
Sponsored Research Agreement between the Company and The Regents of the University of California on behalf of Irvine campus, dated as of May 3, 2010.  (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2010)

10.10
Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, filed May 7, 2010)

10.11
Consulting Agreement dated as of January 4, 2010, between the Company and Justin Heit. (Incorporated by reference from Exhibit 10.12 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.12
Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc. (Incorporated by reference from Exhibit 10.13to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.13
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

10.16	Sponsored Research Agreement, dated as of September 14, 2010, between Shrink Nanotechnologies, Inc. and University of California, Irvine.
10.17
Scientific Advisory Board Consulting Agreement, between the Company and Dr. Sayantani Ghosh. (Incorporated by reference from Exhibit 10.17 to Quarterly Report on Form 10Q for period ended June 30, 2010, filed August 16, 2010)

10.18	Consulting Agreement between the Company and Equire, LLC. Business Financial Advisory.
10.19
Patent and Know-How License Agreement between Shrink Nanotechnologies, Inc. and Corning Incorporated, dated as of July 26, 2010. (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, Date of Event: July 26, 2010, filed October 18, 2010)

10.20
Lease Agreement between Shrink Nanotechnologies, Inc. and The University of California on behalf of Irvine campus, dated as of October 1, 2010.  (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, Date of Event: July 26, 2010, filed October 18, 2010)

31.1           Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
32.1           Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2010, to be signed on its behalf by the undersigned on November 15, 2010  thereunto duly authorized.

                                   SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)