Form 10-Q/A
period 2010-09-30
Shrink Nanotechnologies, Inc.
filed 2010-11-29
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No 1. To FORM 10-Q

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

The registrant has 192,906,182 shares of common stock, par value $0.001 per share, outstanding as of November 29, 2010.

SHRINK NANOTECHNOLOGIES, INC.

SEPTEMBER 30, 2010 FORM 10-Q QUARTERLY REPORT

INDEX
Page

Forward Looking Statements	ii
Use of Terms	ii

PART I - FINANCIAL INFORMATION	F-1

Item 1. - Financial Statements	F-1
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F-1
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and from Inception January 15, 2008 through September 30, 2010 (unaudited)	F-2
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and from Inception January 15, 2008 through September 30, 2010 (unaudited)	F-3
Notes to Unaudited Consolidated Financial Statements	F-4 – F-13
Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4 - Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	21

Item 1A – Risk Factors	21

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 - Defaults Upon Senior Securities	34

Item 4 - Submission of Matters to a Vote of Security Holders	34

Item 5 - Other Information	34

Item 6 – Exhibits	36

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

Introduction to Amendment No. 1 to Form 10-Q

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010 (the “Amendment”) of Shrink Nanotechnologies, Inc. is filed to amend in its entirety, our previously filed Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed November 15, 2010 along (the “Original Report” and, collectively with this Amendment, the “Report”) only insofar as provided herein,

This Amendment changes certain minor typographical errors in our Management Discussion and Analysis and Results of Operations Section and further changes and reclasses a portion of our prepaid expense balances within our balance sheet at September 30, 2010 from non-current to current assets (and any related notes to financial statements) as set forth below.  No other changes to our Report have been made.

ASSETS

Current assets
Cash	$2,932
Litigation receivable, discontinued operations	-
Other receivable	10,000
Prepaid expenses	859,929
Total current assets	872,861

Prepaid expenses, non-current	158,355
Property, plant and equipment, net	105,229
Intangible assets, net	267,687

TOTAL ASSETS	$1,404,132

NOTE 6.   PREPAID EXPENSES

Current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
Prepaid stock based consultant fees	$762,874	$20,425
BCGU Operating Agreement bonus	90,000	90,000
Other prepaid expenses	7,055	9,908
Total Current Prepaid Expenses	$859,929	$120,333

Non-current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
Prepaid stock based consultant fees	$68,355	$99,908
BCGU Operating Agreement bonus	90,000	157,500
Total non-current Prepaid Expenses	$158,355	$257,408

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets
Cash	$2,932	$58,539
Litigation receivable, discontinued operations	-	108,011
Other receivable	10,000	-
Prepaid expenses	859,929	120,333
Total current assets	872,861	286,883

Prepaid expenses, non-current	158,355	257,408
Property, plant and equipment, net	105,229	140,054
Intangible assets, net	267,687	219,062

TOTAL ASSETS	$1,404,132	$903,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,293,211	$973,840
Due to former preferred stock shareholders	-	143,825
Due to a related party	10,750	12,500
Convertible debentures, net of discount	402,101	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,924,183	1,361,897

TOTAL LIABILITIES	1,924,183	1,361,897

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

For the year ending	Amount
2011	$10,360
2012	10,390
2013	10,360
2014	10,310
After 12/31/2014	223,607

NOTE 6.   PREPAID EXPENSES

Current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
Prepaid stock based consultant fees	$762,874	$20,425
BCGU Operating Agreement bonus	90,000	90,000
Other prepaid expenses	7,055	9,908
Total Current Prepaid Expenses	$859,929	$120,333

Non-current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
Prepaid stock based consultant fees	$68,355	$99,908
BCGU Operating Agreement bonus	90,000	157,500
Total non-current Prepaid Expenses	$158,355	$257,408

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

Operating Expenses

We had total operating expenses of $3,754,296 related to our Shrink operating activities for the nine months ended September 30, 2010, as compared to operating expenses of $999,511 for the same period of 2009.  For the three months ended September 30, 2010 we had $1,111,927 total operating expenses, as compared to operating expenses of $601,042 incurred during the three months ended September 30, 2009.

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

Net Loss From Operations

For the nine months ended September 30, 2010, we had a net loss of $4,217,764 from operations as compared to a net loss of $1,031,147 from operations for the period ended September 30, 2009.   For the three months ended September 30, 2010 we had a net loss of $1,298,638, as compared to a net loss of $618,592 during three months ended September 30, 2009.   Management attributes the increase in net loss to, an increase in operational and research activities relating to our Shrink business and, more recently to our funding efforts for Shrink.

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

None of our officers or directors allocate 100% of their respective work time to Shrink.

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
32.1           Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-Q for the period ended September 30, 2010, to be signed on its behalf by the undersigned on November 29, 2010  thereunto duly authorized.

                                                                                                   SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)