Form 10-K
period 2010-12-31
Shrink Nanotechnologies, Inc.
filed 2011-04-15
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52860

Shrink Nanotechnologies, Inc.
(Exact name of registrant as specified in its charter)
Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4100 Calit2 Bldg Irvine, CA 92697-2800	(760) 804-8844 (Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer                                                                                                                                          Accelerated Filer  
Non-Accelerated Filer                                             (Do not check if a smaller reporting company)           Smaller reporting company☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Markets) was approximately $5,940,000.

Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 200,203,122 shares of the registrant’s common stock outstanding as of April 15, 2011.

SHRINK NANOTECHNOLOGIES, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended December 31, 2010

PART I
ITEM 1.BUSINESS
FORWARD LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K (this “Report” or “Annual Report”) includes forward-looking statements within the meaning of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (thee “Exchange Act”).  These statements are expressed in good faith and based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

Forward-looking statements include statements regarding, without limitation:

•
the development, commercialization and market acceptance of our “structured” cell culturing devices (StemDisc™) and related software, our microfluidic technology licensed in part from Corning Incorporated and, our shrinkable film based products such as CellAllign™ , NanoShrink™ and Metal-enhanced fluorescence substrates, and the costs related to bringing these technologies and products to market,

•	our immediate and growing need to raise the capital needed or obtain government grants to commercialize our products and implement our business plan,

•	our ability to access cash to fund our ongoing operations,

•	our ability to transition from an R&D company to a company with commercialized products,

•	our ability to innovate using our existing platform technology, a shrinkable plastic film material branded as “NanoShrink™” and to find new market accepted uses for the same,

•	our ability to secure and continue to access economical component and manufacturing sourcing for the various businesses we seek to engage in,

•	our ability to continue funding research and development relationships we have and/or may enter into,

•	our ability to secure certain critical licenses from third parties, some of which may be potential commercial competitors for one or more of our products,

•	our ability to find attractive acquisition candidates in the life sciences business,

•	the progress of our research and development activities,

•	our ability to further acquire, and hold and defend our intellectual property,

•	the projected growth in stem cell research and public policy changes relating to government funding of the same, and

•	the presumed size and growth of the market for lab-on-a-chip devices in life sciences.

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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report.  We assume no obligation to update any forward-looking statements.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in their entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov) as may be amended from time to time, which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Shrink Parent” or “Parent” or similar terms refer to the publicly traded parent holding company and registrant, Shrink Nanotechnologies, Inc., a Delaware corporation, and “Shrink” refers to our wholly owned subsidiaries, both (a) Shrink Technologies, Inc., a California corporation and (b) Shrink Technologies B, Inc., a California corporation (ii)  “Shrink Chips,” “Shrink Solar” and “Blackbox” refer to our recently organized Delaware subsidiaries ShrinkChips LLC, Shrink Solar LLC and Blackbox Semiconductor, Inc., (iii) the “Company”, “we”, “us”, or “our”, refer to the combined business of Shrink Parent, together with its wholly owned subsidiaries, Shrink, ShrinkChips, Shrink Solar and Blackbox, unless the context requires otherwise, (iv) “Forward Split” refers to the 5 for 1 forward split of the Parent’s stock effective as of April 8, 2010, (v) “SEC” are to the United States Securities and Exchange Commission, (vi) “Securities Act” are to Securities Act of 1933, as amended, and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

All references to share amounts, exercise, sale or conversion prices in this Annual Report are as adjusted to reflect post-Forward Split amounts and prices.

Business Overview

General.

We are, with our subsidiaries, dedicated to commercializing biotechnology and other high technology intellectual property, know-how and related products, from universities and medium to large commercial businesses, that may be deployed as commercial products or licensing opportunities in the near (immediate to 2 years) and mid-term (2-4 years).  We have also recently undertaken a program to seek to acquire small companies with developed and ready-to-go-to-market products, strong intellectual property portfolios, management and operational infrastructure.  Historically, we have primarily focused our resources in the life sciences market; however, we also have successfully acquired technologies in, for example, the semiconductor space.  With all technologies we acquire and allocate resources to, our objective is to develop products and intellectual property resources in order to generate cash flow, and ultimately, value for our shareholders.

Our business currently consists of four operating units: Cell Culturing Products; Microfluidic Systems and Kits; Special Substrates; and Internal Development and Acquisitions.

Our Cell Culturing Unit is dedicated to the commercialization of our stem cell culture platform known as StemDisc™ and its related software, as well as patent pending NanoShrink™ based issue engineering substrates known for our Cell Align™.

Our Microfluidic Systems and Kits business is seeking to market a unique and patented modular microfluidic system we exclusively licensed from Corning Incorporated, as well as a version of NanoShrink™ that will enable the low cost development of two dimensional microfluidic system prototypes.

Our Special Substrates business is developing specialized versions of NanoShrink™ substrates that have unique surface plasmon resonance capabilities and which may be integrated into existing market leading devices and systems, including immunoassays.

And finally, our Internal Development and Acquisitions Unit is actively seeking and/or developing technologies that are a part of a development and commercialization program, as well as engaging in due diligence on technologies and businesses we are in the process of evaluating for acquisition purposes.

Our corporate mission is to become a leading high technology development company.  While we presently possess unique product and technology capabilities for the cell culture, immunoassay development, cell imaging, device prototyping and drug discovery markets, we intend to continue to create shareholder value through organic and inorganic growth.

Business Focus

The Company intends to direct its focus, and expects to continue to allocate a material portion of its resources, towards (1) the commercialization and development of technologies in its four business units as discussed in greater depth in this Annual Report, and (2) making acquisitions of life sciences companies and high technology companies and technology assets that either supplement or otherwise enhance the Company’s core abilities and interests in the life sciences.

Business Strategy

Our business strategy, based on the FIGA™ model, is to use experts from critical economic segments in order to meet commercial ends.  We execute on our strategy by funding research in outside (typically academic) research labs, all of which we have established technology development and in some cases, licensing arrangements with.  Around our “hub” of mainly academic research relationships, we connect teams consisting of people with financial, related industry (physical or life sciences) and government (typically regulatory) backgrounds.  We use these teams to assess internal and external opportunities, to first determine the commercial viability of the technology, and then to create specific commercialization plans for the same technology.  All of what we have accomplished to date has been based on the FIGA-based business strategy.

Short Term Business Goals

Although management constantly monitors market trends, as well as available capital and has in the past, and continues to, refine and re-prioritize the Company’s goals, so as to attain commercialization as quickly as possible, the goals we will need to attain for our various businesses are currently:  (1) commercialization of existing and newer versions of StemDisc™, Cell Align™ and NanoShrink™ products; (2) entering into a joint development agreement to commercialize the Corning microfluidic system; (3) joint development of certain materials from our Special Substrates business unit; and (4) entering into technologically accretive and synergistic acquisitions.

Product and Technology Overview (By Business Unit)

Cell Culturing Products

StemDisc™ and Stemage Software

StemDisc™ is a cell culture platform designed to uniquely produce uniform embryiod bodies (EBs) and other spheroid tissues.  The device is made with 24-well bottomless wellplate and an embossed micro-well substrate.  This product is expected to be our first commercial product offering and we anticipate to begin commercial sales this year.  We also expect to begin the development of additional mold and wells, based on customer feedback and the success of our initial StemDisc™ product launch. Stemdisc™ will be primarily marketed for use in the life sciences industry.

Stemage™ is tradename for our proprietary software that will integrate into nearly all major manufacturer microscopy platforms and enhances the usefulness of our StemDisc™ hardware, enabling biology researchers to geo-locate, count and 2D image thousands of individual samples on a single SBS footprint well plate.  We have completed several prototypes of Stemage™ and expect to deploy a trial (beta) version this year.  We hope to eventually sell premium versions of Stemage™ once we establish a customer base, but also integrate the ability to perform high quality 3D imaging as well, along with additional planned features.

Cell Align™

Cell Align™ is a patent-pending cell culture platform used to orient cell cultures.  The device is a surface treated substrate with non-periodic uni-axial features that have been documented to uniquely and successfully orient tissues in culture.  The productization of Cell Align (in various formats, including discs at the bottom of well plates and larger sizes of Cell Align in dishes) fits well with our abilities.  The product has the potential to offer higher margins than some of our other offerings and we believe will have a high value use for numerous applications involving cell and tissue biology.

We are presently developing our strategy to move to pilot scale Cell Align™ production and eventual commercial production.

Microfluidic Systems and Kits

Corning Incorporated

Earlier this year, we secured an exclusive license to a then patented pending complete microfluidic system that was developed at Corning Incorporated.  The system, which has ancillary pumping, heating and electronics systems, has numerous applications in the small but growing microfluidics market.  The most interesting aspect of the technology are the “inter-connects” between parts of the system (which is similar to the way “Lego™” blocks work).  We believed then and still believe the intellectual property for the interconnects of the Corning system will drive the potential for the Corning system to perhaps establish a “standard” for the microfluidics space.

On April 5, 2011, the USPTO issued patent 7.919,062 to Corning, entitled “Modular Microfluidic System and Method for Building Modular Microfluidic Systems.

In early 2011, we commenced discussions with a large multi-national company with significant capacities in the coatings and micromolding business, among other core competencies.  Our objective with this company is to secure a joint development agreement and ultimately a supply agreement, whereby they would partner with us to manufacture the Corning system, paying for development costs, and then supply the system to Shrink who would then move the product into the market.  We are in the final phases of negotiations and believe that this year, we will be able to commence commercial scale development of the Corning microfluidics system.

NanoShrink™ Film Kits

NanoShrink™ and other shrinkable plastic substrates that we are developing are used in countless industrial applications because of their flexible material properties and relative material stability.  By taking advantage of these inherent characteristics, NanoShrink™ is being developed for the ultra-rapid direct patterning of complex, even three-dimensional, stacked polystyrene micro- and nanostructures as well as low cost optoelectronic devices.  Management believes that NanoShrink™ and similar materials readily available at economic rates both in the US and abroad as the demand for low cost diagnostics in low resource settings increases.

What follows are some examples of technological and/or cost benefits of our shrinkable plastic-based technologies over other competing technologies.

•
Quicker Manufacturing. Developing intricate micro patterns into substrates of silicon, glass, or quartz requires large investments in capital equipment, manufacturing “clean rooms”, and costly consumables.  The soft lithography processes which we use, we believe, can accelerate microfluidic chip fabrication from weeks or months (using standard silicon technology) to typically less than 2 days.

•
Better Material Characteristics.  We believe that our shrinkable technology using NanoShrink is advantageous over other substrates such as silicon because of its desirable flow characteristics in microfluidic applications.  Microfluidic devices typically require dimensions in the 100 μm range, whereas we are able to achieve resolutions near 70 μm in width and operate well within the requirements and capabilities of current lithography techniques.  PDMS is a standard material used to create 2 dimensional microfluidic systems.  However, many hydrophobic molecules absorb easily into the porous PDMS matrix of competing technologies, potentially affecting results which have intolerable in many applications.  So far, testing indicates that NanoShrink™ is not as easily impacted by solvents or environmental factors such as extreme heat, cold or physical impact.  For this reason as well as the other reasons relating to ease and economics in manufacture, we believe that shrinkable plastic materials (such as NanoShrink™) may be an ideal material for products such as cell-culture dishes and plates used in drug discovery.    We believe that this is one property that links industry adoption of PDMS for applications in drug discovery and other sensitive assays.

•
Design and Manufacturing Efficiencies; Three Dimensional Structures.  Traditional photolithography creates planar or 2-dimensional structures.  Rounded and/or multi-height features are therefore difficult to create and require additional processing steps.  To achieve multi-heights, several masks and high precision alignment are required.  Our processes, we believe, creates inherently rounded features, and multi-heights are easily achievable.  Additionally, because of the unique characteristics of our shrinkable plastic technologies, design and fabrication can occur sequentially, with immediate results allowing for quick turn-around prototype testing.

•
Rapid Deployment. Shrink’s NanoShrink™ technologies allow for the quick and easy delivery of custom microfluidic chips for low volume prototype needs.  Through the integrated website we are developing, www.ShrinkChip.com, users will be able to establish a secure account and in a few steps upload, store and manage their computer assisted drawing, or CAD, of micro-chip patterns, select the size, quantity and other characteristics, receive a price quote, place the order, and have the chips shipped directly to their lab.

We believe that we now have developed significant proprietary know-how with respect NanoShrink™ and the kits we intend to offer for sale.  We have however built numerous systems of various materials along with special tools (e.g. an oven, as well as trays and presses) which we intend to launch in the next year, depending on the results of ongoing performance reviews.  The systems we have built also appear to work with inks and metals, which will potentially open the uses for the material and tools well beyond the life science business.

Special Substrates

Assays and Special Substrates

We have created a number of dynamic Low Precision NanoShrink™ shrink film product categories.  There are two main types of products we are working on:  Uni-Axial (left below, as in the case of Cell Align) and Bi-Axial Films (right below).  Some are metalized and others are not.  We also have additional treatments and surface enhancements for films that broaden the applications of the materials we research and make.  Our non-metalized surface enhancements are, we believe, those most likely to result in a commercial application, although we continue to conduct research on these materials.

“Petal Based” NanoShrink™ and Special Substrates

We believe that through continued research and development, these substrates may act as an “enhancement material” to enable immunoassays to produce higher quality results.  This is a large market potential application.

We have conducted initial studies with one large immunoassay business using our materials.  We did a head-to-head study, testing one of their leading immunoassays against the same test which used one of our metalized shrink film substrates.  Our testing showed that our methodologies enables us to reduce the “noise” of the subject immunoassay, even when a very aggressive dye candidate was utilized.

Although this work did not ultimately yield a commercial relationship or license, we did yield good enough results to continue our work in this area.  Additionally, today, we have materials that work much better than those we used in the study.  Also, the subject project, while successful, was done under non-optimal conditions and was being performed by students primarily in Dr. Khine’s lab.  We believe it makes sense to put together a more controlled and reliable study of the material under more optimal real world conditions.

We plan to continue to pursue this project with additional resources (both third party and our own) when the time is right.

Nano-Petal Surfaces

This is a recent and extremely promising application from the Khine lab at UCI.  This technology and the related material have applications in DNA/RNA sample preparation and Ultra Hydrophobic Surface Treatments.  We have worked with a leading researcher in DNA/RNA sample preparation productization in San Diego.  In this regard, we have designed a detailed protocol for us to begin testing a product design that we may be able to file a series of patent applications, in addition to those already filed by the UC Regents, which are subject to our sponsored research agreements with the UC Regents.

Internal Development; Acquisitions (and Divestitures)

BlackBox Semiconductor Divestiture

This is a technology we acquired from the University of Chicago for the synthesis of colloidal nanocrystals – also called “electronic glue.”  This technology was acquired in order to replace the unsuccessful efforts we previously undertook in the solar energy generation space.  As previously disclosed, we have entered into an agreement to spin out this business into a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.  Shrink has negotiated a sale price of $75,000, made a seed investment into BlackBox, and retained approximately 20% of the BlackBox parent company after sale, among other benefits.

Ultra Hydrophobic Surface Treatments

We are working with a large multi-national corporation under a material transfer agreement to provide them with low haze ultra hydrophobic materials.  There are numerous large market applications for these materials.  We have supplied our initial quantities of these materials and are presently awaiting feedback.

Lydall’s Solupore®

In May of 2010, we signed a development agreement with Lydall to use their Solupore material in one of a number of strategic ways.  Our work on this material, which is taking place at UCI, is ongoing.  (See “Our Sponsored Research and License Agreements” below).

Reproductive Sciences Project

We have an exclusive option to license patent pending IP which is owned by Dr. Elliot Botvinick, a professor at UCI, Dr. Michelle Khine and Mark L. Baum, our founder and CEO.  The project relates to the idea of commercializing the racing of, in microfluidic devices, various motile biological agents.  There is an advertising and gaming business model associated with the IP.

Recently we hired a part time consultant to provide us with a proof of concept video demonstration of what would be the world’s first controlled race between a single species or multiple species in a sub-milimeter channel “track” (i.e. a microfluidic track).

Acquisitions

We recently executed a binding letter of intent with Nanopoint, Inc., a Hawaii-based life sciences instrumentation business.  This event was reported in a Form 8-K filed with the SEC on April 12, 2011.  The transaction with Nanopoint, is subject to numerous closing conditions, and is set to close by May 31, 2011.

Technology and Intellectual Property

We develop intellectual property (“IP”) internally, and acquire IP through sponsored research agreements and related licensing agreements and through stand-alone licensing agreements.  A description of all of our material agreements and related technologies, applications and cost estimates is provided below along with a list of patents and other intellectual property owned by or licensed to us.  Additionally, we have filed applications with the USPTO, and as a result of our research and experience, we possess significant proprietary know-how outside of the technologies that we licensed, as it relates to using shrinkable films in the manner in which we seek to design and build products for the life sciences.

Product Commercialization and Marketing

We intend to increase our focus on commercialization by, in part, inorganically acquiring distribution for our products (i.e. acquiring synergistic businesses with established distribution channels).  In each business unit, presuming adequate funding and that no unusual impediments are incurred, we do not foresee any limitation on our ability to continue to design and eventually market the related products for our businesses.

Our Sponsored Research and License Agreements

License Agreement with Corning International

Effective as of July 26, 2010, Shrink entered into an exclusive Patent and Know-How License Agreement (the “Corning License Agreement”) with Corning Incorporated (“Corning”), wherein we licensed the exclusive worldwide right to use and sublicense Corning’s patented Modular Microfluidic System and Method for Building Modular Microfluidic System (US Patent 7,919,062).

The system being licensed is a fully functional “plug and play” modular microfluidics system that allows for integrated high pressure connectors, electronics and pumps.  This technology, management believes, has various commercial research applications where ultra-fast microfluidic design prototyping is desired, such as biochemical, biomedical and cell-based drug discovery applications.

The license granted by Corning is for worldwide usage for a period of at least eight years.  The term may be terminated for cause or insolvency.

While our license is exclusive, Corning has reserved rights to the underlying technology for future research and development purposes.  In addition, the licensed rights become co-exclusive for the remainder of the term if we do not commercialize the licensed technology before the end of July 2014; provided that we would still retain the right of first refusal for any developments made by Corning on the licensed rights during such non-exclusivity period.

In addition, Corning is required to provide limited technical assistance to us as we reasonably request through July of 2012.

The Corning License Agreement provides for royalty payments to Corning, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing Corning’s licensed technologies, subject to reduction to the extent (up to 50%) that we are required to pay royalties to third parties for such products, and 2% of net sales if and to the extent that the license reverts to a non-exclusive one.

The Corning License Agreement allows us, during the term, to determine the appropriate course of action to enforce licensed patent rights, and if we do not do so, Corning reserves the rights to do the same and permit us the right to contribute half of the costs in exchange for joint prosecution rights.  We are required to reimburse Corning for certain prosecution efforts they incur, and Corning may abandon prosecution of any patent rights in any jurisdiction provided that it provides us the opportunity to continue prosecution of the same.  Our obligation to reimburse prosecution efforts of Corning terminates during any period that the patent rights become non-exclusive, if ever.

The foregoing description of the Corning License Agreement is a summary only, and is qualified in its entirety by the actual agreement which has been filed in our public filings and which is incorporated herein.

Sponsored Research Agreement (Biosensing) with the University of California Regents

As of May 3, 2010, we entered into a Sponsored Research Agreement (the “UCI Biosensing SRA”) with the University of California Regents (“UC Regents”), on behalf of Irvine campus (“UCI”). The UCI Biosensing SRA is for a term of three years or such time as the research is completed, whichever is longer. We may terminate the UCI Biosensing SRA, subject to satisfying appropriate notice requirements required under the agreement.

The UCI Biosensing SRA provides, among other things, that we will sponsor specified research relating to development of (i) integrated, manufacturable, nonstructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the agreement.  This agreement led to the development of our Stemage™ software which will be marketed and utilized by researches in conjunction with their use of our StemDisc™ software. The UCI Biosensing SRA provides that we shall sponsor the research costs up to a budget of $632,051, of which $20,000 has been paid to the UC Regents.

While inventions stemming from research performed under the UCI Biosensing SRA (“Additional IP”) shall belong to the UC Regents and are subject to disposition in accordance with the UC Regents’ and UCI’s IP policies, they are required to provide notice of inventions to us, and we may, in turn, acquire a license to commercialize the Additional IP.  To exercise our rights, we must not be in default of any payment or funding obligation under the UCI Biosensing SRA and, must notify the UC Regents of our intent to license the Additional IP within nine (9) months of receipt of notice of the invention.  In addition, among other conditions and limitations, we would be required to pay for patent application and filing costs relating to the Additional IP, and to costs related prosecuting our rights against third parties.

Additional IP that is subject to our license rights under the UCI Biosensing SRA includes both research performed under the specified work order of the UCI Biosensing SRA, as well as discoveries developed between July 2009 and May 3, 2010 by Dr. Michelle Khine that name Dr. Khine as primary inventor, and which are not under pre-existing obligations to third parties.

We are also required to indemnify UC Regents and certain affiliates from losses and claims stemming from the agreement.

The UCI Biosensing SRA also contemplates the license of additional IP in the future under terms that have been agreed to.
The foregoing is a summary only of the UCI Biosensing SRA (which includes the form of UCI Biosensing SRA License annexed thereto), which is filed as an exhibit to our public filings. Additional details on this agreement can also be found in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section below (Item 7).

To date, the UCI Biosensing SRA has led to two patent applications being filed with the USPTO.

Development and Technology Integration Agreement with Lydall Solutech

Effective as of May 31, 2010, the Company entered into a Product Technology Integration and Pre-Development and Mutual Confidentiality Agreement with Lydall Solutech, B.V., pursuant to which, among other things, the Company is  researching and developing a low cost single molecule biological and environmental detection device utilizing the Lydall Solutech’s Solupore© thermoplastic membrane. Lydall Solutech has agreed to provide its Solupore materials to this end, and the research on this project is ongoing.

License Agreement with University of Chicago

Effective as of November 30, 2010, our wholly-owned subsidiary Blackbox entered into an exclusive License Agreement (the “Chicago License Agreement”) with the University of Chicago, wherein Blackbox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246, and provisional applications 61/214,434 and 61/264,790) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License Agreement. Blackbox’s license is restricted to fields of use other than thermoelectric applications.

The technology being licensed is based on Assistant Professor of Chemistry Dmitri Talapin’s “electronic glue” chemistry. This technology, management believes, has various commercial applications where more efficient transfer of electrical charges between nanocrystals is desired, such as printed semiconductors, roll-to-roll printed solar cells and printed nano-sensors.

The license granted by the University of Chicago (also referred to as “Chicago”) is for worldwide usage by the Blackbox for a period of at least eight years.  The term may be terminated for cause or insolvency.

While the license is exclusive to Blackbox within fields of use other than thermoelectric applications, the University of Chicago licensed the patents to a third party for use in thermoelectric applications and reserved the rights in the underlying technology for all educational and non-commercial research purposes.  In addition, the University of Chicago may terminate the license if Blackbox does not raise at least $2,000,000 capital prior to November 30, 2012 or if Blackbox does not employ a Suitably Qualified Person (as defined in the Chicago License Agreement) in a full-time executive position prior to February 28, 2011 and maintain a Suitably Qualified Person in a full-time executive position during the term of the license.

The Chicago License Agreement provides for (i) an annual fee to the University of Chicago of $25,000 until the first commercial sale, and (ii) royalty payments to the University of Chicago, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing the University of Chicago’s licensed technologies, subject to reduction (up to 50%) if the product is sold as a combination product with one or more other products that are not covered by the licensed patents. Minimum royalties for any calendar quarter beginning with the calendar quarter of the first commercial sale are $12,500.

The foregoing description of the Chicago License Agreement is a summary only, and is qualified in its entirety by the actual agreement which has been filed in our public filings Additional details on this agreement can also be found in our Management’s Discussion and Analysis of Financial Condition and Results of Operations section below (Item 7).

In February of 2011, the Company hired David Duncan in order to meet its obligations to hire a Suitably Qualified Person (pursuant to the Chicago License Agreement).

Sponsored Research Agreement (Embryoid Bodies) with the UC Regents

As of September 22, 2010, we entered into the Sponsor Research Agreement (the “UCI EB Research Agreement”) with UC Regents on behalf of UCI.  The UCI EB Research Agreement was for a term of three months, retroactively beginning August 1, through October 31, 2010.  Although the term end date has passed, this agreement has not been terminated and work is ongoing with the project based on a good faith between the two parties.  The EB Research Agreement may be terminated by us or UCI, subject to satisfying the appropriate notice requirements required under the agreement.

The UCI EB Research Agreement provided, among other things, that we would sponsor specified research relating to the development of a complete system for culturing, imaging, and digitizing a large number of embryoid bodies (EBs) in custom-designed microfluidic devices, including developing protocols for staining and imaging EBs in 3-D.  In addition, the research also involved specifying and testing a suitable hardware/software platform for collecting images in a high-throughput setting.  Regarding any inventions, discoveries or other commercially useful research products that may arise from research being conducted under the agreement, we will have a time-limited, first right to negotiate an exclusive license of such things with UCI.

Our research sponsorship obligations required us to provide funding (which may be from us or other third parties) totaling up to $67,040 during the three month term of the UCI EB Research Agreement.  Funding ultimately provided is based on actual expenditures and thus, our actual costs of the UCI EB Research Agreement may be lower than $67,040.

Intellectual Property We Own (in Whole or in Part)

In 2010, as described above, we terminated certain university license agreements which resulted in the loss of certain patent license rights for certain microfludic technologies.  Below is a list of our patents pending and patent licenses. The Chicago license for the below patents is held by our BlackBox subsidiary, and relates to an “electronic compounding” or “glue” technology.

Filing Date	License Agreement Name/Id	Patent/Application Number	Title
Unknown	Corning Agreement	7,919,062	Modular Microfluidic System and Method for Building a Modular Microfluidic System
04/23/2010	University of Chicago	PCT/US10/32246	Material and Methods for the Preparation of Nanocomposites
04/23/2009	University of Chicago	61/214,434	Material and Methods for the Preparation of Nanocomposites
11/28/2009	University of Chicago	61/264,790	Material and Methods for the Preparation of Nanocomposites
02/7/2011	UCI Biosensing SRA	61/440,350	Detection of Low Concentration Biological Agents
02/7/2011	UCI Biosensing SRA	61/440,356	Plasma Induced Shrink Film Nanowrinkles

Trademarks

We hold a number of trademarks and service marks and have been using most since late 2008 to early 2009.  These marks have also been filed with the USPTO and include the following:

Trademark	Shrink Trademarks	Date Filing or Issue
77/822182	StemDisc™	9/8/2009
77/822211	Cell Align™	9/8/2009
77/822232	Metalfluor™	9/8/2009
77/822176	Shrinkchip™	9/8/2009
77/853822	Nanoshrink™	10/21/2009
77/822153	Shrink™	9/8/2009
Reg. No. 3866464	Shrink®	10/26/2010

Our Patent Filing Policy

We are required by the Corning License Agreement and the Chicago License Agreement to pay the costs of obtaining patents, and the Company’s board of directors along with the Shrink Scientific Advisory Board, intend to regularly reassess the technologies and applications we have, develop, or acquire an interest in, to determine, in good faith, whether the benefits of obtaining a patent outweigh the costs of obtaining it and the resulting public disclosure of our processes, technologies or proprietary technologies.

No assurance can be made that the Company will be able to assess the patent-worthiness of all its products, or, if a patent is desirable, that the Company will have sufficient funds or wherewithal to secure or prosecute its intellectual property rights.

Research and Development Priorities and Expenditures

We estimated that Shrink has invested approximately $183,314 into its technologies in 2010, primarily from government and university grants and direct investments by Shrink using cash on hand, and $122,416 into its technologies in 2009, most of which has stemmed from payments from Shrink through UC Merced and UC Irvine or, to a limited extent, California Institute for Regenerative Medicine (CIRM). (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

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

In June of 2010, we became a part of the MF3 Consortium.  Formed in 2006, the MF3 Center brings together 20 leading micro-and nano-fluidics professors from 12 universities nationwide to advance the basic science and applications of a field seen as key to creating a vast array of new technologies. With scientists representing the disciplines of biomedical engineering, mechanical engineering, electrical engineering, and chemistry, MF3 research is expected to apply to many areas including health care, electronics, and environmental and food monitoring. MF3 is funded by the Defense Advanced Research Projects Agency (DARPA) and the Centers industrial members. MF3 is a spin-off of activities ongoing at the Integrated Nanosystems Research Facility, an interdisciplinary research laboratory at the Henry Samueli School of Engineering at UC Irvine.

As a result of our membership in MF3, we qualify to have every dollar we invest in research through a MF3 member professor, matched by 50%.  This means that when we spend $20,000 through our SRA with Dr. Michelle Khine, we receive an additional $10,000 in our account for the subject project.

Agreements Terminated in 2010

University of California at Merced

In December 2010, due to high costs and poor results, we terminated our research agreement (signed in May of 2009) with the University of California, Merced (“UC Merced”) and our Exclusive License Agreement with the UC Regents relating to microfluidics (the “UC Regents Microfluidics Agreement”).  As a result we abandoned IP rights owned by the UC Regents associated with these agreements.

Our Exclusive License Agreement with the UC Regents; Exclusive Patent Licenses (Terminated)

On April 29, 2009 and pursuant to the terms of the Research Agreement, Shrink and the UC Regents entered into an Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions.  The UC Regents Microfluidics Agreement was terminated in December 2010.

Shrink no longer relies on any patents or other intellectual property rights licensed under the UC Regents Microfluidics Agreement. Nonetheless, the Company still owns and maintains its rights to the ShrinkChip™ related trademarks, which were not part of the terminated UC Regents Microfluidics Agreement. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which are subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90- day period after termination.

Inabata America Corporation

In September of 2009, we entered into a Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation (“Inabata”), a subsidiary of Inabata & Co. Ltd., which provides for the appointment of Inabata as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and ShrinkChip™ RPS solar products to third parties (the “Solar Products”).  Because we ceased our work in the solar energy space, the agreement with Inabata is no longer relevant to our operational focus.

Employees

We currently have approximately 10 near full time consultants and one full time employee for Shrink Nanotechnologies, Inc., including its subsidiaries.  In addition, we contract administrative services from BCGU, LLC (“BCGU”), an entity indirectly controlled by James B. Panther, and Mark L. Baum, Esq., who are two of our directors and control persons, for a fee which has been reduced from $30,000 to $20,000 per month during 2011 pursuant to an operating agreement.  In the past, because we have not had the cash on hand to pay BCGU, we have accrued these amounts owed.  The foregoing is a summary only of the material terms of our operating agreement with BCGU, LLC, a copy of which is attached as an Exhibit to our Current Report on Form 8-K/A, Filed March 23, 2011 and described further in our MD&A below.

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

While competing technologies and companies exist for all of our products, we believe that we have certain opportunities that we can exploit which may increase our opportunity to be successful in the markets we seek to exploit.  However, even if our technologies are successful, no assurance can be made that we will be able to compete effectively and yield significant or sustained value for our shareholders.  We continue to require access to capital, tested IP and bright and motivated people, the lack of which remain impediments to our success.

Government Regulation

Shrink is a research and development business and to date, has not commercialized or sold any products using its technologies.  Therefore, the Company cannot be certain exactly which governmental regulations will ultimately be applicable to the final products.  However, certain of our products and manufacturing processes will be subject to regulation under various portions of the U.S. Federal Food, Drug and Cosmetic Act, if we consider expanding our applications for use in or as part of certain medical devices or in vitro diagnostic devices. The effects of this are that, among other things, our manufacturing facilities, when and if created, may be subject to delays on approval, and periodic inspection by the U.S. Food and Drug Administration, or FDA, other product-oriented federal agencies and various state and local authorities in the U.S. for compliance with the requirements of the FDA’s Quality System Regulation (formerly known as Good Manufacturing Practices), other federal, state and local regulations and other quality standards such as ISO 9001 or ISO 13485.

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

Environmental Laws

To date, we have not encountered any costs related to compliance with environmental laws.

Corporate History and Structure

General.

We were incorporated in the state of Delaware on January 15, 2002 as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Parent company changed its name to Shrink Nanotechnologies, Inc. in anticipation of its acquisition of Shrink Technologies, Inc.  On May 29, 2009, the Company entered into and completed a share exchange agreement with the former principals of Shrink Technologies, Inc., for the acquisition of Shrink.

The exchange of shares with Shrink’s owner has been accounted for as a reverse acquisition under the purchase method of accounting with the business of Shrink Technologies, Inc. as the surviving company for accounting and financial reporting purposes.

As of December 31, 2010, Shrink determined that all future economic benefit will be derived from operations that existed as of that date, and all prior operating assets were fully impaired.

Below is a chart of our organizational structure:

The Company has negotiated a spin off transaction to sell our BlackBox business and retain approximately 20% of the equity in the post-spin-out business (pre dilution).

Our common stock is quoted on the OTC Market under the symbol “INKN.”

Our principal operational offices are located at 4100 Calit2 Building, Irvine, CA 92697-2800.  We also maintain executive offices at 2038 Corte Del Nogal, Suite 110, Carlsbad, California, 92011.  Our principal corporate contact is Mark L. Baum, Esq. who may be reached at 760-804-8844, extension 205.  Our main corporate website is www.shrinknano.com.

ITEM 1A.RISK FACTORS

We have not yet commercialized products from our technologies and therefore have not attained revenues from them.  The nature of our business activities subjects us to certain hazards and risks and uncertainties.  We are a research and development stage company that will need substantial additional capital and development to be able to commercialize and gain market acceptance for our innovative products.  You should carefully consider the risk factors and all of the other information included in, or incorporated by reference into, this Report or any supplement, including those included in our most recent Reports or documents provided as exhibits to this Report or other Reports as may be incorporated from time to time.

An investment in our Common Stock involves a high degree of risk and should be made by those who are willing to and who can afford to lose their entire investment.

Our independent accounting firm and our board of directors, given the present resources and condition of the company agree that our internal controls are ineffective and that we may not be able to continue as a going concern.  We are taking steps to correct our internal controls and are also moving to improve the financial condition of the company.

General Risks:

We may not be able to continue operations as a going concern and we need substantial additional capital to continue our research and development activities and begin commercialization plans.  Research and Development costs of Shrink have been completely paid for to date by the UC Regents, and to a lesser extent, CIRM and our two of our founders, Baum and Panther, and we do not have any capital commitments at this time.

Our independent auditors have expressed doubt about ability to continue as a going concern.  Shrink is, for all material purposes, currently a research and development company only.  We do not have grant or capital commitments at this time and previous Shrink research has been funded by the UC Regents and CIRM.  We have no further commitments for grants and grant funds cannot, generally, be used towards commercialization and manufacturing efforts.  Accordingly, we will be dependent on obtaining additional external sources of capital in order to fund its operations or even continue as a going concern.

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

You will suffer immediate and subsequent dilution; and the costs of the securities you purchase may significantly exceed the price paid by current principal shareholders.

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Noctua Fund, LP for loans made to the Company or Shrink since 2008, as reflected on four 14% convertible promissory notes in the aggregate initial principal amounts totaling $298,121, plus accrued interest, these notes and accrued interest are convertible into common stock based on conversion prices at the times of the loans ($.04 per share, or approximately 7,548,000 shares, in aggregate as of March 31, 2011) all of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

Additionally, there is an outstanding obligation to BCGU, LLC in the amount of $675,000 which, on April 6, 2011, in connection with the reformation of our operating agreement with them, was memorialized in the form of a convertible promissory note.  This note, which bears interest at a rate of 4% per annum, and which is due on April 6, 2012, is convertible into approximately 11,250,000 shares of common stock.

Some of our debt is in default and could result in us losing some or all of our assets.

The “default” status with respect to the notes owned by Noctua Fund LP, an affiliate of certain management, provides them with the right to take potentially aggressive actions, including levying on some or all of our assets, in order to recover monies owed.  This default could result in an action against us, including, one for enforcement of their rights by levying our assets.  The existence of a default also hinders our ability to raise additional capital or enter into long term contractual commitments.

Our Shrink subsidiary is a research and development startup company and has not generated any operating revenues and may never achieve profitability, and we have yet to commercialize its inventions.

Shrink is a risky and unproven development stage company and, to date, has not generated any revenues from sales.  We cannot assure you that we will generate revenues or that we can achieve or sustain profitability in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if we can achieve market acceptance.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Certain members of management collectively own or have the right to acquire at low rates, 69% of our Common Stock.  In addition to other risks relating to control by such persons of the Company and conflicts of interest, the sale of such shares by management from time to time, will likely have an adverse affect on our stock price.

Our common stock only recently began trading, and trades at fluctuating rates, prices and volumes.  Certain members of Management, namely, Messrs. Baum, Panther and Khine, directly and indirectly own, or have the right to acquire within 60 days, approximately 169,600,000 shares of our common stock constituting approximately 69% of our company after issuance to them. The holding period on most of these securities under Rule 144 of the Securities Act, has accrued or is nearly accrued and many of these shares are or will be eligible for resale from time to time, subject to volume limitations.  The sale of even a portion of these shares by management will likely have a material adverse affect on our stock price and, will be highly dilutive to shareholders.

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

Currently, twenty million shares (20,000,000) of Series A Preferred Stock are issued and outstanding and held by certain principal shareholders or their affiliates, namely Messrs. Baum and Panther.  These shares are all convertible and contain other restrictive covenants.  As a result, over 90% of our voting control is vested in three beneficial owners.  Moreover, as shares of preferred stock are converted and sold, such sales are likely to have a highly dilutive effect on our stock price.

Additionally, the existence of our outstanding preferred stock may hinder our ability to raise capital at favorable prices if and as needed, or to make acquisitions.

Our principal stockholders have the ability to exert significant control in matters requiring stockholder vote and could delay, deter or prevent a change in control of our company.

 Since our stock ownership is concentrated among a limited number of holders, those holders have significant influence over all actions requiring stockholder approval, including the election of our board of directors.  Specifically, these members of management are Marshall Khine, Esq., Mark L. Baum and James B. Panther (director only).  Through their concentration of voting power, they could delay, deter or prevent a change in control of our company or other business combinations that might otherwise be beneficial to our other stockholders.  In deciding how to vote on such matters, they may be influenced by interests that conflict with other stockholders. Accordingly, investors should not invest in the Company’s securities without being willing to entrust the Company’s business decisions to such persons.

As a result, the forgoing and of our Series A Preferred Stock, members of management will be able to:

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

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 475,000,000 common shares, of which 42% have been issued or reserved for issuance as of April 2011.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 20,000,000 are already designated and issue and an addition 5,000,000 “blank check” preferred may be issued.  Currently, 200,203,122 shares of common stock are issued and outstanding and, the following shares are issuable underlying outstanding securities:

•	20,000,000 shares issuable upon conversion of Series A Preferred Stock, owned primarily by Messers Baum and Panther, convertible on a one-for-one basis,

•
1,770,000 shares of common stock issuable upon conversion of $177,000 principal amount of unsecured one year 12% convertible notes, convertible at $.10 per share, in addition to shares that may be issued in respect of interest payments which notes became due commencing February of 2011,

•	3,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and May of 2010, at $.20 per share,

•	585,000 shares issuable upon exercise of Series B Common Stock Purchase Warrants issued in November 2010, at $.20 per share,

•
2,953,032 shares issuable upon conversion of $118,121.28 principal amount of 14% convertible promissory note, issued to Noctua Fund, LP in May 2009, an affiliate of Messers Baum and Panther, convertible at $.04 per share  (or 3,740,507 shares inclusive of 787,475 shares underlying $31,499 of accrued interest, through March 31, 2011),  which note is currently in default,

•
2,500,000 shares issuable upon conversion of $100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, LP, an affiliate of Messers Baum and Panther, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per (or 3,166,667 shares inclusive of 666,667 shares underlying $26,667 of accrued interest, through March 31, 2011), which note is also currently in default,

•
500,000 shares issuable upon conversion of $20,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, LP, an affiliate of Messers Baum and Panther, reflecting loans made by it in 2010, convertible at $0.04 per share (or 543,333 shares inclusive of 43,333 shares underlying $1,733 of accrued interest, through March 31, 2011), which note is currently in default,

•
$60,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, LP, an affiliate of Messers Baum and Panther reflecting loans made by it in 2011, convertible at $0.17 per share into an aggregate of 352,941 shares (or 366,275 shares inclusive of 13,334 shares underlying $2,667 of accrued interest, through March 31, 2011), which note is currently in default, and

•
11,250,00 issuable upon conversion of $675,000 principal amount of 4% convertible promissory Note issued to BCGU, LLC, an entity owned primarily by Messers Baum and Panther reflecting unpaid fees from May 2009 through April 2011, convertible at $0.06 per share.

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

Although they vote the same instruments, Baum and Panther specifically disclaim any beneficial ownership of convertible instruments or common shares underlying instruments held by Noctua Fund, LP.

Presently, we have under-qualified management operating the company.

The present management team is not experienced enough and sufficient in number to realize the potential of Shrink, especially with respect to developing commercial diagnostic device products and other technologies we are developing and may seek to market.  It is very likely that more qualified managers, with significantly more experience in the businesses we seek to engage in, will need to be hired.  The sooner we can hire these people the better.  These persons will likely require substantial salaries and compensation packages that the Company cannot presently afford.  Additionally, there may be substantial fees associated with recruiting new additional or replacement managers.  To the extent that we are unable to ultimately bring managers into the Company who are more qualified than our present team, the Company and its shareholders will be negatively impacted.

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

Currently, we have 20 million shares of Series A Preferred Stock outstanding (post Forward Split) and owned primarily by management, all of which contain significant anti-takeover and change of control deterrents.  Additionally, our certificate of incorporation authorizes our board of directors to designate any special priority or preference or other rights of, and issue up to 5,000,000 additional shares of “blank check” preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

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

As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting.

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

If we are unable to conclude that we have effective internal control over financial reporting, then we may not be able to raise capital from certain sources, or list on exchanges or the NASDAQ and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  In addition, we may not be able to complete our audits or financial statements in a timely fashion resulting in trading stoppages or delistings from the OTC bulletin Board system, if we are able to re-list.

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

Our common stock trades on the over-the-counter market.  The average daily trading volume and prices of our common stock on the over-the-counter market has not been consistent. Our daily volume remains limited with fewer market makers and there is no assurance that increased volume, if any occurs, will continue. Holders of the our common stock may not be able to liquidate their investments in a short time period or at the market prices that currently exist at the time a holder decides to sell.  Because of this limited liquidity, it is unlikely that shares of our common stock will be accepted by lenders as collateral for loans.

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

Risks Related To Our Operations:

Our technologies are unproven and new. No assurance can be made that our technologies will work as anticipated, or, even if they do work, will be commercially accepted.

We are a primarily R&D company with a newly developing and novel manufacturing technology.  We do not have agreements with purchasers yet and no assurance can be made that we will be able to make our technology viable.  Even if we are able to continue to fund our research and development and make our technologies viable, no assurance can be made that our chips will attain market acceptance in light of the larger, more established competitors in the life sciences industry.  If we are unable to raise sufficient capital or commercialize our unproven products, our stock price will decline and you will be adversely affected.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business.

Our success is highly dependent on the continued services of a limited number of skilled scientists, especially, Dr. Michelle Khine and Dr. Heiner Dreismann.  We also depend on the insight and backgrounds of members of our Scientific Advisory Board.  The company does not have an agreement for employment or consulting with Dr. Khine.  We have a consulting agreement with Dr. Dreismann.  In addition, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms.  The competition for qualified personnel in industrial, academic and nonprofit research sectors is significant.

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

As an example, we use a manufacturing process called hot embossing.  The machines that do commercial scale hot embossing are in short supply and are very expensive.  Therefore, we rely on third party contractors in order to assist us with prototype commercial scale production and will also perhaps rely on these same parties for larger scale production, assuming there is market acceptance.  The costs of using these parties may significantly reduce our profit margins, and to the extent we decide to purchase our own equipment to build a manufacturing line, such an effort will not only take time, but will also amount to a significant risk of capital to the Company given our limited resources.

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

We rely, in part, on the UC Regents to file and secure our patents.

In addition to the option agreement with the UC Regents, Shrink has entered into a research and development agreement with UC Irvine in order to fund certain research.  The agreement provides Shrink with an exclusive first opportunity to negotiate to license any technology that flows (derivative IP).  Should any intellectual property flow from this research and development agreement and Shrink elects to exercise such rights, it will be required to make annual payments to the UC Regents as well as royalty payments as commercialization occurs.  Disputes with campuses related to the UC Regents (such as UC Merced) could impact our ability to do business with other UC Regents controlled campuses (such as UCI).

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

Shrink has substantial risk in being sued with respect to its intellectual property rights or in having to assert claims against others to protect its rights.

The world of intellectual property rights is very murky and it is often very difficult to determine the specific abilities of a business to use and exploit intellectual property rights.  Moreover even to the extent a business has solid rights, there could be substantial costs involved in defending ones rights.  Shrink has not completed nor sought any “freedom to operate” opinions from competent intellectual property counsel with respect to its related intellectual property rights and it is reasonable to assume that as the market for Shrink’s products evolves and we produce products for these markets, Shrink will be a target for such lawsuits.  Given our limited resources to defend ourselves, this may be, from a corporate perspective, a “life threatening” scenario.

If we are not able to protect our intellectual property and proprietary trade secrets we will not be able to compete effectively and will be adversely affected.

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

The microfluidics and biochip industries, along with nearly every market we seek to penetrate, are new and underdeveloped markets and industries are rapidly evolving, and developments are expected to continue at a rapid pace. Competition in this industry, which includes competition from professional diagnostic, consumer diagnostic and renewable energy businesses, among others, is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing, medical products and renewable energy companies, universities and other research institutions.

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

Presuming we are able to commercialize our products, we must then quickly develop ways to efficiently manufacture new and improved products to meet customer demand on a timely and cost-effective basis.

We do not have any manufacturing facilities and have limited relationships with third party manufacturers. We are negotiating with third parties for the development and manufacture of our products initially.  However, even if we are able to develop our products, and penetrate the drug and life science industries, we may have to construct or acquire a manufacturing facility or utilize third parties, both of which would require us to train appropriate personnel.  To build a manufacturing facility, we will need substantial additional capital and we do not have any capital commitments to fund such construction.  In addition, the recent financial crisis has made it extremely difficult to obtain commercial property or industrial financing.  In addition, we must be able to resolve in a timely manner manufacturing issues that may arise from time to time as we commence production of our complex products.  With a start up manufacturing facility, unexpected problems may be more frequent as new equipment is put on line and operators are inexperienced in its operation.  These and other unanticipated difficulties or delays in manufacturing our products during commercialization, in sufficient quantities to meet customer demand could diminish future demand for our products, cause us to incur greater debt and materially harm our business.

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

The manufacturing and marketing of our products will involve an inherent risk of product liability claims. In addition, our product development is and production will be extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In the event that we are held liable for a claim for which we are not indemnified or insured that claim could materially damage our business and financial condition. Even if we are indemnified, we may not be able to obtain reimbursement of our damages from the indemnifying party, because for example they do not have sufficient funds or insurance coverage to pay us.  If a claim is made for which we have insurance coverage, we cannot be certain that the amount of such coverage will be sufficient, or that we will be able to collect on a claim when we make it.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.PROPERTIES

The Company formerly (until January 31, 2011) subleased space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther, and Mark L. Baum, Esq. pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.

In September 2010, we entered into a lease for laboratory space with the University of California, Irvine (UCI) TechPortal™ technology facilitator center, which lease commenced November 1, 2010.  The lease provides approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for our UCI developed patents under the UCI Biosensing SRA.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties, and provides for rent of $5,400 per year with each party required to bear the costs of their own insurance and related expenses.  We did not effectively commence utilizing this space until November 2010, and in January, 2011 we moved our corporate headquarters to this location.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3.LEGAL PROCEDINGS

We are not aware of any legal proceedings or investigations involving the Company.

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business, in particular, that may relate to defense of our intellectual property rights.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.(REMOVED AND RESERVED)

[Remainder of Page Intentionally Left Blank]

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “INKN” on the OTC Markets system.  Our shares trade on a limited and sporadic basis and the trading price of our shares is not necessarily of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission as adjusted to reflect the Forward Split, and may not represent actual transactions.
	Closing Bid Prices(1)
	High	Low

Quarter Ended December 31, 2010
Year Ended December 31, 2010
4th Quarter	$0.16	$0.10
3rd Quarter	0.14	0.05
2nd Quarter	0.84	0.14
1st Quarter	0.25	0.10

Year Ended December 31, 2009
4th Quarter	$0.26	$0.19
3rd Quarter	0.26	0.20
2nd Quarter	0.25	0.10
1st Quarter	0.20	0.01

(1)            The above table sets forth the range of high and low closing bid prices per share of our common stock as reported by www.quotemedia.com for the periods indicated, as adjusted for the Forward Split in April 2010.

Recently our stock has not been quoted on the OTC Bulletin Board, and is now being quoted by the OTC Market Group and on the Pink Sheets.  Our stock is no longer trading on the OTC Bulletin Board because the market maker that had filed originally to quote our stock on the OTC Bulletin Board is no longer providing quotes on the OTC Bulletin Board.  A large number of initiating market makers have ceased to provide quotes on the OTC Bulleting Board causing many companies to cease having quotations on the OTC Bulleting Board during 2010 and 2011.

Approximate Number of Holders of Our Common Stock

As of April 15, 2011, there were 220 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings. In aggregate, we had 200,203,122 shares of common stock outstanding as of April 15, 2011.

Dividends

We have never declared or paid a cash dividend and do not foresee paying one in the near future, except to the extent our shareholders subsequently approve of and the Board of Directors then authorizes, our BlackBox common shares to be distributed to our shareholders.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have 750,000 shares and no options outstanding under our 2010 Stock Incentive Plan (the “2010 Plan”), which was adopted by the Board in December 2010 and has not yet been approved by stockholders. The 2010 Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Plan, 25,000,000 shares were authorized for issuance pursuant to awards made under the plan with 24,250,000 shares remaining available for issuance.  Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. Options expire ten years after the date of grant.

The following is a summary of the securities issued and authorized for issuance under the 2010 Plan at April 15, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	750,000		24,250,000
Total

(1)
Includes the 2010 Plan, which has not yet been approved by stockholders. In addition, the Company has issued and may continue to issue share- and/or option -based compensation on occasion outside of any plan. To date only 750,000 options have been issued under this plan.

Recent Sales of Unregistered Securities

In November 2010, the Company issued 617,333 shares of common stock for conversion of investor convertible notes and accrued interest totaling $61,733.

In December 2010, the Company issued 511,893 restricted shares of common stock for conversion of convertible notes and accrued interest totaling $51,893.

In January 2011, pursuant our 2010 Plan, the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a member of our Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Plan.  These shares were registered for resale pursuant to a registration statement on Form S-8.

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,771.  The notes and their accrued interest were converted at $.10 per share (5,277,714 shares of common stock), and pursuant to the stock issuance considered paid in full.

In January 2011, the Company issued a 14% convertible note with a principal balance of $60,000 in exchange for $60,000.  The note is convertible at $.17 per share.  The note matures on October 1, 2012.

In February 2011, the Company issued 140,000 shares valued at $16,330 for payment of professional services provided during the year ended December 31, 2010 and thru February 2011.

In March 2011, the Company received $70,000 in cash from a private investor.  In exchange, the Company agreed to issue 411,765 shares of common stock.

The Company reasonably believes that all of the issuances of securities described above were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.  Each investor had a pre-existing relationship with the Company, represented that it had the financial wherewithal, knowledge and sophistication to invest in the securities of the Company and only legend restricted securities were issued.  In addition, each recipient represented that they are acquiring the securities as an investment only and not with a view towards distribution of the same to the public.  We made available to each investor with disclosure of all aspects of our business, including providing the investor with press releases, access to our auditors, and other financial, business, and corporate information.  Finally, all securities issued were either restricted with an appropriate restrictive legend on certificates for shares, notes and warrants issued stating that the securities (and underlying shares) have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, or were issued pursuant to an exemption provided under Rule 144.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

[Remainder of Page Intentionally Left Blank]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this Report and the “Forward Looking Statements” section in the forepart of this Report (see page 1 above) and the “Risk Factors” set forth in Item 1A of this Report, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  No assurance can be made that any of our forward looking statements will materialize as planned.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. For ease of reference we use certain defined terms as defined in “Use of Terms” on page 3 above, in the forepart of this Report.

Background

General

We are, with our subsidiaries, dedicated to commercializing biotechnology and other high technology intellectual property, know-how and related products, from universities and medium to large commercial businesses, that may be deployed as commercial products or licensing opportunities in the near (immediate to 2 years) and mid-term (2-4 years).  We have also recently undertaken a program to seek to acquire small companies with developed and ready-to-go-to-market products, strong intellectual property portfolios, management and operational infrastructure.  Historically, we have primarily focused our resources in the life sciences market; however, we also have successfully acquired technologies in, for example, the semiconductor space.  With all technologies we acquire and allocate resources to, our objective is to develop products and intellectual property resources in order to generate cash flow, and ultimately, value for our shareholders.

Our business currently consists of four operating units: Cell Culturing Products; Microfluidic Systems and Kits; Special Substrates; and Internal Development and Acquisitions.

Our Cell Culturing Unit is dedicated to the commercialization of our stem cell culture platform known as StemDisc™ and its related software, as well as NanoShrink™ based tissue engineering substrates known for our Cell Align™.  Our Microfluidic Systems and Kits business is seeking to market a unique and patented modular microfluidic system we exclusively licensed from Corning Incorporated, as well as a version of NanoShrink™ (metal enhanced fluorescence) that will enable the low cost development of two dimensional microfluidic system prototypes.  Our Special Substrates business is developing specialized versions of NanoShrink™ substrates that have unique surface plasmon resonance capabilities and which may be integrated into existing market leading devices and systems.  Our Internal Development and Acquisitions Unit is actively developing technologies that are a part of a development and commercialization program, as well as engaging in due diligence on technologies and businesses we are in the process of evaluating for acquisition purposes.

Assets; Intellectual Property and Research Agreements

Our assets include exclusive and non-exclusive patent rights, as more fully described in this report, from agreements with third parties, as follows:

•
Our exclusive Corning License Agreement with Corning wherein the Company licensed the exclusive worldwide right to use and sublicense Corning’s patent-pending Modular Microfluidic System and Method for Building Modular Microfluidic System.

•
Our two Sponsored Research Agreements with the UC Regents on behalf of University of California, Irvine campus entered into in May 2010 (the “Biosensing Research Agreement”), and in September 2010 (the “EB Research Agreement”), and rights to acquire additional license rights funded by us under these agreements, (the “Sponsored Research Agreements”).

•
The exclusive License Agreement (the “Chicago License Agreement”) between our wholly-owned subsidiary Blackbox and the University of Chicago (“Chicago”), wherein Blackbox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (a/k/a “electronic glue” chemistry) for fields of use other than thermoelectric applications.

We also entered into other agreements, such as our agreement with the MF3 Consortium, accessing matching funds from MF3’s relationship with DARPA™, that provides us with research co-funding agreements as more fully provided below. Finally, we intend to commercialize our assets through relationships with third party manufacturers we contract with.  No assurance can be made that the Company will have funds sufficient to further develop and license new technologies or to commercialize the ones we have.

We may, from time-to-time and as a result of rights granted in one or more of our (or our subsidiary’s) licensing agreements, take a license to inventions (and the related license to domestic and international patent application rights) which result from a sponsored research arrangement or private (non-academic sector) license agreement.  Doing so may give Shrink the license rights, but will also trigger the payment of certain fees and various ongoing financial commitments, all of which have been negotiated and are disclosed in the license agreement as provided elsewhere in this Report.

The Company regularly reviews its licenses and patents and, as technologies or inventions have been further commercially vetted or newer competing technologies are developed by others, management may determine using its reasonable business judgment, to not continue to support the development of a technology, and may therefore abandon its licensing rights and or intellectual property rights (if not otherwise licensed) with respect to that technology, invention and the related license.  The Company may, from time to time, abandon intellectual property rights which it formerly thought would be valuable or which may still have some value but would be too expensive to maintain.  These same abandoned intellectual property rights may have been a part of a public announcement and even been a key part of the Company’s operational strategy.

Abandonment or an outright termination of a license to a particular invention may occur more often as Shrink acquires more IP rights, and the same inventions are commercially vetted.  License or patent rights may also be abandoned based on no other reason other than limited capital or the Company’s need to expend its capital on other vital needs.  To the extent the Company abandons such non-critical IP rights, the Company may not file a specific abandonment notice.

During late 2010, we terminated our research agreement with the UC Merced and the related license agreement with the UC Regents, as management felt that, given our limited funds, the costs of these agreements were cost prohibitive and were yielding unsuccessful results while viable alternative technologies were found elsewhere.  As a result, we lost any patent license rights associated with these agreements.

The Company has dissolved its Shrink Solar, LLC entity, this entity was inactive and had no revenues or assets. Ultimately our efforts in this space were not successful, and we sought to develop similar systems using a platform chemistry solution we licensed from the University of Chicago.  This license became the core asset of our BlackBox Semiconductor, Inc. subsidiary (a Delaware corporation).  Late in 2010, the Company determined that it does not have sufficient capital or resources to dedicate to the BlackBox business and that further supporting BlackBox would detract from the Company’s other core competencies.  The Company has negotiated a spin off transaction to sell its BlackBox business and retain approximately 20% of the equity in the post-spin-out business (pre dilution).

Discussion of Business Strategy

Although management constantly monitors market trends, as well as available capital and has in the past, and continues to, refine and re-prioritize the Company’s goals, so as to attain commercialization as quickly as possible, the goals we will need to attain for our various businesses are currently:  (1) commercialization of existing and newer versions of StemDisc™, Cell Align™ and NanoShrink™ products; (2) entering into a joint development agreement to commercialize the Corning microfluidic system; (3) joint development of certain materials from our Special Substrates business unit; and (4) entering into technologically accretive and synergistic acquisitions.

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

We also have developed a Science Advisory Board (“SAB”).  Through the relationships with our SAB members, we have the exclusive right to certain intellectual property rights derived from their respective work for the Company.  To date, we have not filed any applications to protect intellectual property rights derived from work provided to the Company by a member of the SAB.

We also intend to review, and as such opportunities present themselves, seek to acquire synergistic assets and businesses, although these are not within the Company’s primary initial focus as management believes that initial development, manufacturing and commercialization will be most economical through joint venture or third party OEM manufacturers we contract.

FIGA™ Business

We have fashioned our business using a corporate development model called FIGA™ which is an acronym that stands for: Finance, Industry, Government and Regulatory and Academia.  Under this model, we have sought to access experts in the market segments we seek to impact – by building an “expert network” comprised of people with backgrounds in specialized areas of finance, industry, government and regulatory affairs and academia.  We believe that as a small business with limited resources, attracting experts from these areas and using them as key drivers for how we allocate our resources will allow us to add more value - quicker - for our shareholders.

The trademark FIGATM and the domain name www.figa.org are owned by Noctua Fund Manager, LLC, an entity equally owned by Mark L. Baum, Esq. and James B. Panther, both directors and majority shareholders of the Company.  The Company presently does not pay for the use of the FIGATM trademark.  The branding of Shrink as a “FIGA business” has been widely used and the Company believes important to explaining Shrink’s business model of using an “expert network” in order to develop Shrink’s operational activities.

Proceeds of Debt Financing

Private Placement of 12% Convertible Notes and Series B Warrants

During November 2010, the Company issued, $117,000 in 12% convertible notes convertible at $.10 per share (post forward split), and 585,000 Series B Common Stock Purchase Warrants, exercisable at $0.20 per share (or, “Series B Warrants”) for a cash purchase price of $117,000. The Notes and Series B Warrants were sold at face value for each dollar amount of Notes sold.  No placement agent compensation has been paid in this financing.

The foregoing are the material terms of the 12% note and Series B Warrant financing.

2009 Private Placement of 12% Convertible Notes and Series A Warrants;

Between November 2009 through May, 2010, the Company issued, on a private basis, $635,000 (inclusive of $100,000  reported in our Annual Report on Form 10-K, as previously filed) of 12% convertible notes initially convertible (post forward split) at $.10 per share, and 2,675,000 Series A Common Stock Purchase Warrants, exercisable at $0.20 per share (or, “Series A Warrants”) as part of a  private financing at face value for a purchase price of $535,000. The notes are repayable one year from issuance (with some of the earliest issued notes becoming due in November 2010) and the warrants are exercisable commencing 6 months from issuance and expire 36 months from issuance.  At any time following its maturity date, the Company may induce conversion of the notes at a discounted rate at 80% of the effective conversion price. In November 2010 to January 2011, the Company note holders with total principal balances of $575,000 and accrued interest of $65,694 converted their principal and interest into 6,406,940 shares of common stock, and such notes, to the extent converted are deemed satisfied and discharged in full, with $60,000 of principal and their accrued interest remaining outstanding.

When combined with notes and warrants sold during late fiscal 2009 (and not including any 14% convertible notes issued to Noctua Fund, LP) the following (and not including any 14% convertible notes issued to Noctua Fund, LP)  is a brief summary of the notes and warrants outstanding:

•
$177,000 principal amount 12% convertible notes, currently convertible at $.10 per share into an aggregate of 1,777,000 shares of common stock (plus shares issuable as interest), payable one year from their respective issuance dates, and

•	3,175,000 Series A Warrants, exercisable at $.20 per share, and expiring three years from their respective issuance dates.

•	585,000 Series B Warrants, exercisable at $.20 per share, and expiring three years from their respective issuance dates in 2010.

The foregoing are the material terms of the 12% note and Series A and B Warrant financing.  Other details of the same may be found below in this Annual Report.

Sponsored Research Agreements with UCI

Sponsored Research Agreement with UC Regents (September 2010)

As of September 22, 2010, Shrink entered into the EB Research Agreement with UC Regents on behalf of the Irvine Campus.  The EB Research Agreement was for a term of three months, retroactively beginning August 1, through October 31, 2010.  Although the term end date has passed, this agreement has not been terminated and work is ongoing with the project based on a good faith between the two parties.  The EB Research Agreement was terminable by the Company or UCI subject to satisfying the appropriate notice requirements required under the agreement.

The EB Research Agreement provided, among other things, that the Company sponsor specified research relating to the development of a complete system for culturing, imaging, and digitizing a large number of embryoid bodies (EBs) in custom-designed microfluidic devices, including developing protocols for staining and imaging EBs in 3-D.  In addition, the research involved specifying and testing a suitable hardware/software platform for collecting images in a high-throughput setting.  Regarding any inventions, discoveries or other commercially useful research products that may arise from research being conducted under the SRA, we will have a time-limited, first right to negotiate an exclusive license of such things with UCI.

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

Sponsored Research Agreement with UC Regents (May 2010)

As of May 3, 2010, Shrink Parent entered into the Sponsored Research Agreement or, the “Biosensing Research Agreement”, with UC Regents on behalf of UCI.  The Biosensing Research Agreement is for a term of three years or such time as the research is completed, whichever is longer. The Biosensing Research Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.

The Biosensing Research Agreement provides, among other things, that the Company will sponsor specified research relating to development of (i) integrated, manufacturable, nanostructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the Biosensing Research Agreement.  Historically, we have spent far less than the amounts we are otherwise committed to under the UCI Biosensing SRA.  The Biosensing Research Agreement provides that the Company shall sponsor the research costs up to a budget of $632,051, of which $20,000 has been paid to the UC Regents.  We have exclusive access to license intellectual property from the Biosensing Research Agreement beginning from July 1, 2009 forward according to the terms of the Biosensing Research Agreement.

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

Additional IP that is subject to our license rights under the UCI Biosensing SRA includes both research performed under the specified work order of the UCI Biosensing SRA, as well as discoveries developed between July 2009 and May 3, 2010 by Dr. Michelle Khine that name Dr. Khine as primary inventor, and which are not under pre-existing obligations to third parties.

We are also required to indemnify UC Regents and certain affiliates from losses and claims stemming from the agreement.

The UCI Biosensing SRA provides that in the event that we desire to license Additional IP, if any is discovered, such license must be pursuant to license terms annexed to the UCI Biosensing SRA (the “UCI Biosensing SRA License”).  We are not required to pay an initial license issue fee, and the terms of the annual license fee is $5,000 for rights to each Additional IP license we acquire, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we are required to pay a fee of 30% of certain income generated from third party sublicenses of the Additional IP that are covered under the UCI Biosensing SRA License, as well as royalty payments of: 2.5% of net sales where the first sale occurs within three years after the License Date; 4% of net sales where the first sale occurs between three and six years after the License Date; and 5% of net sales where the first sale occurs beyond six years after the License Date.  In each case, the minimum earned royalty payment paid shall be $15,000 commencing the year of the first commercial sale of the Additional IP licensed, subject to increase, if and as we expand the UCI Biosensing SRA License to include additional patents from time to time.  With respect to any patent comprising the Additional IP, UC Regents reserves the right to utilize such intellectual property in connection for educational and research purposes, including research conducted for other sponsors.  A copy of the UCI Biosensing SRA License is included as an annex to the UCI Biosensing SRA, filed as an exhibit to our public filings, and is incorporated by reference herein.

Our research sponsorship obligations require us to provide funding (which may be from us or other third parties) totaling $632,051 during the three year term of the UCI Biosensing SRA.  Any funding amounts under the UCI Biosensing SRA are subject to adjustment down based on actual expenditures on the research.

The foregoing is a summary only of the UCI Biosensing SRA (which includes the form of UCI Biosensing SRA License annexed thereto), which is filed as an exhibit to our public filings.

To date, the UCI Biosensing SRA has led to two patent applications being filed with the USPTO.

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

License Agreement with University of Chicago

Effective as of November 30, 2010, our wholly-owned subsidiary Blackbox entered into an exclusive License Agreement (the “Chicago License Agreement”) with the University of Chicago, wherein Blackbox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246, and provisional applications 61/214,434 and 61/264,790) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License Agreement. Blackbox’s license is restricted to fields of use other than thermoelectric applications.

The technology being licensed is based on Assistant Professor of Chemistry Dmitri Talapin’s “electronic glue” chemistry. This technology, management believes, has various commercial applications where more efficient transfer of electrical charges between nanocrystals is desired, such as printed semiconductors, roll-to-roll printed solar cells and printed nano-sensors.

The license granted by the University of Chicago is for worldwide usage by the Blackbox for a period of at least eight years.  The term may be terminated for cause or insolvency.

While the license is exclusive to Blackbox within fields of use other than thermoelectric applications, the University of Chicago licensed the patents to a third party for use in thermoelectric applications and reserved the rights in the underlying technology for all educational and non-commercial research purposes.  In addition, the University of Chicago may terminate the license if Blackbox does not raise at least $2,000,000 capital prior to November 30, 2012 or if Blackbox does not employ a Suitably Qualified Person (as defined in the Chicago License Agreement) in a full-time executive position prior to February 28, 2011 and maintain a Suitably Qualified Person in a full-time executive position during the term of the license.  In February of 2011, the Company hired David Duncan in order to meet its obligations to hire a Suitably Qualified Person (pursuant to the Chicago License Agreement).

The Chicago License Agreement provides for (i) an annual fee to the University of Chicago of $25,000 until the first commercial sale, and (ii) royalty payments to the University of Chicago, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing the University of Chicago’s licensed technologies, subject to reduction (up to 50%) if the product is sold as a combination product with one or more other products that are not covered by the licensed patents. Minimum royalties for any calendar quarter beginning with the calendar quarter of the first commercial sale are $12,500.

The Chicago License Agreement allows Blackbox, during the term, to determine the appropriate course of action to enforce licensed patent rights, and if it does not do so, Chicago reserves the rights to do the same.  Blackbox is required to reimburse Chicago for certain prosecution efforts after they are incurred, and Chicago may abandon prosecution of any patent rights in any jurisdiction provided that it provides Blackbox the opportunity to continue prosecution of the same.  Blackbox’s obligation to reimburse prosecution efforts of Chicago terminates during any period that the patent rights become non-exclusive, if ever.

The foregoing description of the Chicago License Agreement is a summary only, and is qualified in its entirety by the actual agreement which has been filed in our public filings and which is incorporated herein.

Matching funds from DARPA Co-Funding Agreement

The Company has become party to a Consortium Agreement (or, the “DARPA Co-Funding Agreement”) among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, which is headquartered at the University of California, Irvine campus, which provides for partial “matched” funding from the Defense Advanced Research Projects Agency (or, “DARPA”).  The DARPA Co-Funding Agreement became effective as of June 1, 2010.  The terms of the DARPA Co-Funding Agreement provides, among other things, that DARPA will match the Company, dollar for dollar (i.e. will provide 50% of certain funding on a “matched” dollar for dollar basis with third parties, if any), for funding commitments made by the Company, through a sponsored research agreement that is otherwise eligible for DARPA marching funds.  We have not received any capital commitments for fundings yet and no assurance can be made that we will make or secure additional financing for research projects that qualify for DARPA matching funds, or that we will remain eligible for the same.

The foregoing are the material terms of the SRA Agreement and the DARPA Co-Funding Agreement, which are both  subject to risks and uncertainties, a copy of which were filed as an exhibit to this report as incorporated from our Current Report on Form 8-K, filed May 7, 2010.

Critical Accounting Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include recoverability of intangible assets, the recovery of deferred income tax assets and share-based compensation.

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

The Company strives to save liquid capital by paying for services or satisfying liabilities, whenever able, by issuance of stock  and stock options to consultants and services providers.  We also grant stock options, restricted stock units and restricted stock to directors and consultants under the Company’s 2010 Equity Incentive Plan.

We measure compensation cost for all stock-based awards at fair value on date of grant and recognize compensation over the requisite service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock on the date of grant. The determination of grant-date fair value for stock option awards is estimated using a Black-Scholes model, which includes variables such as the expected volatility of our share price, the anticipated exercise behavior of our employees, interest rates, and dividend yields. These variables are projected based on our historical data, experience, and other factors. Changes in any of these variables could result in material adjustments to the expense recognized for share-based payments.

Such value is recognized as an expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Year Ended December 31, 2010Compared to the Year ended December 31, 2009

Restatement of Financial Statements

The Company has restated its December 31, 2009 financial statements (the “Restatement”).  The Restatement was due to an error resulting from the Company’s failure to properly recognize expenses in the appropriate period.  More detail related to the Restatement can be found in the Notes to the Consolidate Financial Statements, Note 2.  The Company believes that the Restatement does not have a material effect on the trend of earnings and will not have any positive or negative effect on the operations of the business.

Results of Operations; Material Changes in Financial Condition; Development Stage Company

The most significant event and change to our Company during the year ended December 31, 2009, was the acquisition of Shrink on May 29, 2009, which is currently our only material business, and completion of our recent equity financing.  The Shrink Acquisition resulted in Shrink being the surviving entity for financial and accounting reporting purposes.  Our discussion herein, therefore, primarily relates to this business (except as indicated otherwise), as Shrink is our surviving entity for accounting purposes. Our acquisition of Shrink, along with our gradual liquidation and eventual impairment of AudioStocks assets resulted in a material change to our business that occurred during 2009.

As Shrink is a development stage company, we expect to incur substantial additional investment expenses in commercializing our Shrink related technologies.

Since our acquisition of Shrink we have also made various trademark applications relating to our ShrinkChip technologies and entered into additional service or research contracts to develop our manufacturing process.

The Company, including its subsidiaries, has not had any revenues in 2009 or 2010, as it is a research and development stage company.

Operating Expenses

Our Shrink related business had total operating expenses of $5,868,801 for the year ended December 31, 2010 and $1,716,318, as compared to the same period for the Shrink related business in 2009.  We expect operating expenses to continue to increase as we look to expand our current business operations and invest further in research and development activities.

General and Administrative Expenses.  Our general and administration expenses increased to $5,108,016 in the fiscal year ended December 31, 2010 from $1,412,304 in 2009. This increase was mainly due to a significant increase in operating activities and company development.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.  The costs of hiring these consultants were a significant part of the increase in our general and administrative expenses.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased to $148,503 in the fiscal year ended December 31, 2010 from $151,116 in 2009. The slight decrease was due to management stabilizing its fixed costs in this area throughout the year.

Depreciation and Amortization. Our depreciation expenses increased to $46,562 in the fiscal year ended December 31, 2010 from $27,146 in 2009, and our amortization expenses increased to $34,485 in the fiscal year ended December 31, 2010 from $3,336 in 2009. The increase in depreciation expenses was mainly due to the acquisition of assets during reverse acquisition of Shrink Nanotechnologies, Inc., and the increase in amortization expenses was mainly due to an increase of patent pending inventions and other related intellectual property acquired during the year.

Interest Expense. Interest expense increased to $660,451 in the fiscal year ended December 31, 2010 from $34,588 in 2009, primarily due to an increase of financing through convertible note issuances.

We expect operating expenses to continue as we invest further in research and development activities.  We do not have capital commitments yet to cover any of our operating expenses and to date.  To date, our capital needs for Shrink have been funded by grants, restricted stock issuances and private convertible debt financing.

We have limited cash on hand, and to the extent we are able to negotiate with parties with whom we enter into business agreements with to accept stock in lieu of cash, these issuances could dilute the ownership of our shareholders.

Net Loss From Operations

For the year ended December 31, 2010, we had a net loss of $6,529,252 from continuing operations as compared to a net loss of $1,869,027 from continuing operations for the period ended December 31, 2009.  Management attributes the increase in net loss to an increase in operational and research activities and no revenues during 2010.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the fiscal year ended December 31, 2010, we generated a net loss of $6,529,252 compared to a net loss of $1,725,202 in 2009. The increase in net loss is due to an overall increase in our business operations.

Liquidity and Capital Resources

Our cash on hand at December 31, 2010 was $2,131 as compared to $58,539 on hand December 31, 2009.  The decrease is primarily attributable to management’s inability to raise capital through equity and debt financings.  During the year ended December 31, 2010 management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to the year ended December 31 2009, raising capital through the equity and debt financings.  The Company had no revenues during the years ended December 31, 2010 and 2009.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)	Year Ended December 31,
	2010	2009
Net cash provided by used in operating activities	$(582,805)	$(390,794)
Net cash provided by (used in) investing activities	(145,603)	(76,107)
Net cash provided by (used in) financing activities	672,000	487,500

Net Increase (decrease) in Cash and Cash Equivalents	(56,408)	20,599
Cash and Cash Equivalent at Beginning of the Year	58,539	37,940
Cash and Cash Equivalent at End of the Year	$2,131	$58,539

In early May, 2010, through our entry into a Consortium Agreement with Micro/Nano Fluidics Fundamentals Focus MF3 Center, as led by the University of California at Irvine,  our research qualified to receive matched funding from Defense Advanced Research Projects Agency, as described above.  Under the policies of the consortium agreement the Company’s funded research projects are eligible to receive matched funding on a dollar-for-dollar basis, for each dollar we invest in certain qualifying projects.   Since we are dependent on our ability to raise additional capital for our research, no assurance can be made that we will be able to utilize this funding source.  Even if we do raise additional capital, no assurance can be made that we will dedicate it towards those same research projects that qualify for DARPA matching funds.

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

Operating Activities

Net cash used in operating activities was $582,805 for the year ended December 31, 2010, as compared to $390,794 used in operating activities during 2009. The increase in net cash used in operating activities was mainly due to an increase in operating activities and a lack of revenue.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $145,603 as compared to $76,107 net cash used in investing activities in 2009.  The increase in net cash used in operating activities was mainly due to an increase in business operations, research and development activities and a lack of revenue.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $672,000, as compared to $487,500 net cash provided by financing activities for the year ended December 31, 2009. The increase of net cash provided by financing activities was mainly attributable to financing efforts made by management during the first quarter of 2010 in order to obtain certain assets, maintain current business operations and research and development activities.

To date, a material portion of our operations, and of the operations of our Shrink subsidiary, have been funded by certain members of management and Noctua Fund, LP, which is an affiliate of Messrs. Baum and Panther, our current directors.  Specifically, and without limitation, Noctua Fund, LP loaned the Company over $100,000 between 2008 and April 2009, as represented by the 14% convertible promissory note, convertible at $.04 per share; and the identical $118,000 14% convertible promissory note, convertible at $.04 per share, reflecting loans to our Shrink subsidiary prior to our acquisition of them, to fund their operations.  Interest to date on the notes exceeds $58,000 and both of the foregoing notes to Noctua are in default.

The Company raised $100,000 through a Convertible Note and Series A Warrant financing during the year ended December 31, 2009, and an additional $535,000 from January 2010 through March 2010, and $117,000 through a Convertible Note and Series B Warrant financing in November 2010, with gross proceeds to the Company of $752,000.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report.  A portion of our research is being conducted by the University of California.  We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

The Company estimates that it will cost approximately $8,000,000 in deficit cash flows until sustained potential profitability, and that substantial additional costs will be incurred in order to commercialize its Shrink related technologies.

Trends

To a great extent, we expect government grants and university/academic funding to be cyclical based on public policy (e.g. stem cell research limitations), the amount allocated by governments and universities generally to commercial and developmental research, and general economic trends. We expect that we will have to compete diligently in order to secure grants and research funding from universities, if feasible.  We also anticipate that, for the foreseeable future, our ability to attain conventional bank or secured financing for our products will be difficult as a result of our limited fungible assets and banking constraints that limit commercial loans available to weaker balance sheet companies like Shrink.  We are a cash-deprived company and must secure cash in order to operate going forward.  Capital raising activities will likely be dilutive to our shareholders.

Contractual Obligations

The Company (on its own or through its subsidiary) was a party to a license agreement with the UC Regents and sponsored research agreements with the UC Regents and more recently, Corning Agreement mentioned above and incorporated herein, as well as to its Strategic Marketing Agreement described above and incorporated by reference herein.  The Company does not have all of the funds necessary to fund these agreements or to commercialize its products and no assurance can be made that it will raise the capital necessary to do so.  The Company also enters into agreements with science consultants and professional service providers calling for payment by issuance of stock in lieu of cash, where able.  Some of these agreements call for cash payments at hourly rates as well, if and as needed and with prior consent of the Company.  The Company has not yet, approved hourly cash payments to consultants, but intends on doing so if and as our cash availability increases.

Sublease with Business Consulting Group Unlimited, Inc. - Terminated

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors and majority stockholders, James B. Panther, and Mark L. Baum, Esq. pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease was terminated on January 31, 2011.  For the year ended December 31, 2010 $50,000 had been paid to Business Consulting Group Unlimited, Inc and $18,000 was owed to Business Consulting Group Unlimited, Inc.

Operating Agreement and Services with BCGU, LLC

On May 29, 2009, the Company signed an operating agreement with BCGU, LLC, an entity indirectly controlled by James B. Panther, and Mark L. Baum, Esq., who are two of our directors and majority control persons, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  Effective as of January 31, 2011, we entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term of 21 months ending in October of 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  The Company was indebted to BCGU under the old agreement, in the amount of $615,000 which continues to be due and payable as of the date of the Second Amended Operating Agreement. The Second Amended Operating Agreement expires October 1, 2012.  For the year ended December 31, 2010 $121,000 had been paid to BCGU, LLC and there was $585,000 owed to BCGU, LLC.  This liability is recorded in accounts payable and accrued expenses on our balance sheets.  There is an option within the Second Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreements into a convertible note.  On April 6, 2011 BCGU, LLC exercised its right to memorialize its debt in note form.  As a result the Company issued BCGU, LLC a 4% convertible promissory note with a principal balance of $675,000 (representing all unpaid accrued fees beginning in May 2009 through April 2011 under this agreement), that is convertible at $.06 per share and matures on April 6, 2012.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company has incurred debt and obligations to entities directly owned by or otherwise controlled by two of our founders, Mark L. Baum and James B. Panther, in order to fund its operations, as discussed above and elsewhere in this report.  The notes and related obligations to these founders are disclosed throughout this Report, particularly in the Risk Factors section of this report.

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

In March of 2010, we issued 7,250,000 shares valued at $1,595,000 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories.  The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after June 4, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March of 2010, we issued 8,700,000 shares valued at $1,914,000 to a consultant in satisfaction of a consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations. The agreement provides, among other things, that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March of 2010, we issued 1,500,000 shares valued at $162,000 to a consultant in satisfaction of a consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals. The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after July 15, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March of 2010, we issued 600,000 shares, subject to lock-up and release restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to an accounting professional for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.

In March of 2010, we issued 180,000 restricted shares valued at $30,600 to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered.

In March of 2010, we issued 112,500 restricted shares valued at $19,125 to a member of the Scientific Advisory Board, pursuant to an agreement dated as of March 1, 2010.

In March of 2010, we issued 40,000 restricted shares valued at $5,560 (in addition to 60,000 shares issued in November 2010) as payment for professional services rendered. No additional amounts are owed for services under this agreement for said time period.

In May of 2010, we issued 40,000 shares valued at $11,958 as payment for professional services rendered.

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

In July of 2010, we issued 40,000 restricted shares valued at $5,100 as full payment for professional services rendered during the months of June and July.  No additional amounts are owed for these months of service under this agreement.

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

In January 2011, pursuant our 2010 Plan (see Note 12.), the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a member of our Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Plan.

In February 2011, the Company issued 140,000 shares valued at $16,330 for payment of professional services provided during the year ended December 31, 2010 and thru February 2011.

Some of the agreements under which these shares were issued were not originally committed to writing and were entered into based on an oral agreement between the independent contractor(s) and a company representative and subsequently memorialized. These shares are cancellable based on performance of said independent contractor.

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

Lease For Space At University Of California- Irvine, TechPortal™

In September 2010, the Company entered into a lease for laboratory space with the University of California, Irvine (UCI) TechPortal™ technology facilitator center, which lease commences November 1, 2010.  The lease provides approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for the Company’s UCI developed patents under the Company’s exclusive license agreement with UCI entered into in April of 2009.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties,  and provides for rent to be paid by the Company of $5,400 per year with each party required to bear the costs of their own insurance and related expenses.  The Company did not effectively commence utilizing this space until November of 2010.  The foregoing is a summary only of this lease, a copy of which is filed as an exhibit to this Report.

Recent Accounting Pronouncements

We are not aware of any additional pronouncements that materially affect our financial position or results of operations.

Properties

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. was terminated as of January 31, 2011.

In September 2010, we entered into a lease for laboratory space with the University of California, Irvine (UCI) TechPortal™ technology facilitator center, which lease commenced November 1, 2010.  The lease provides approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for our UCI developed patents under the UCI Biosensing SRA.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties, and provides for rent of $5,400 per year with each party required to bear the costs of their own insurance and related expenses.  We did not effectively commence utilizing this space until November 2010, and in January, 2011 we moved our corporate headquarters to this location.  The foregoing are the material terms of our lease with the UCI Tech Portal, a copy of which is attached as an Exhibit to our Current Report Form 8-K, Filed November 1, 2010, the provisions of which are incorporated by reference herein.

Hedging and Derivative Activities

As at December 31, 2010, and, at December 31, 2009, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Annual Report.

Restatement of the Audited Financial Statements for 2009

The Company has restated its December 31, 2009 financial statements.  The Restatement was due to an error resulting from the Company’s failure to properly recognize expenses in the appropriate period.  The Restatement adjusts the reported results for improper prepaid expense recognition of $270,000 related to a signature bonus awarded to a related party at October 1, 2009 and the subsequent amortization of the expense.  To properly recognize the expense in our restated financial statements, the Company recognized a $270,000 expense at October 1, 2009 and removed the prepaid expense from our Balance Sheet as of December 31, 2009.

[Remainder of Page Intentionally Left Blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Shrink Nanotechnologies, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Shrink Nanotechnologies, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from January 15, 2008 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shrink Nanotechnologies, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from January 15, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not yet generated revenue, has incurred losses from operations, and is dependent on financing to continue operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2011

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	December 31,	December 31,
	2010	2009
		(restated)
ASSETS

Current assets
Cash	$2,131	$58,539
Litigation receivable, discontinued operations	-	108,011
Prepaid expenses	29,062	130,241
Total current assets	31,193	296,791

Property, plant and equipment, net	22,806	140,054
Intangible assets, net	52,948	219,062

TOTAL ASSETS	$106,947	$655,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$962,484	$631,840
Due to former preferred stock shareholders	-	143,825
Due to related parties	606,250	354,500
Convertible debentures, net of discount	446,479	13,611
Convertible debentures, net of discount, default - related party	238,121	218,121
Total current liabilities	2,253,334	1,361,897

TOTAL LIABILITIES	2,253,334	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at December 31, 2010 and December 31, 2009 respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 194,035,408 and 172,921,485
at December 31, 2010 and December 31, 2009, respectively	194,035	172,921
Additional paid in capital	5,982,525	914,784
Accumulated deficit	(8,342,947)	(1,813,695)
TOTAL STOCKHOLDERS' DEFICIT	(2,146,387)	(705,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$106,947	$655,907

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS

			From Inception
	For the year ended	For the year ended	January 15, 2008
	December 31,	December 31,	through December 31,
	2010	2009	2010
		(restated)	(restated)
Revenues:
Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Expenses
Research and development	183,314	122,416	385,082
Professional fees	148,503	151,116	299,619
General and administrative	5,108,016	1,412,304	6,529,461
Loss on asset impairment	347,921	-	347,921
Depreciation and amortization	81,047	30,482	111,529
Total operating expenses	5,868,801	1,716,318	7,673,612

Loss from operations	(5,868,801)	(1,716,318)	(7,673,612)

Other Income (Expense)
Interest expense	(660,451)	(34,588)	(695,039)
Loss from extinguishment of debt	-	(118,121)	(118,121)
Total Other Income (Expense)	(660,451)	(152,709)	(813,160)

Loss from continuing operations	(6,529,252)	(1,869,027)	(8,486,772)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	143,825	143,825
Income (loss) from discountinued operations	-	143,825	143,825
(Loss) Before Income Taxes	(6,529,252)	(1,725,202)	(8,342,947)

Income Taxes	-	-	-

NET (LOSS)	$(6,529,252)	$(1,725,202)	$(8,342,947)

Net (loss) per common share, basic and diluted:
(Loss) from continuing operations	(0.03)	(0.02)
Income from discontinued operations	-	0.00
Net (loss) per common share:	$(0.03)	$(0.01)

Weighted average common and common equivalent shares outstanding
Basic and diluted	188,486,499	117,799,762

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS

			From Inception
	For the year ended	For the year ended	January 15, 2008
	December 31,	December 31,	through December 31,
	2010	2009	2010
		(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,529,252)	$(1,725,202)	$(8,342,947)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	81,047	30,482	111,529
Loss on asset impairment	347,921	-	347,921
Debt discount accretion	551,701	13,611	565,312
Non-cash share-based payments	4,297,769	539,799	4,837,568
Loss from extinguishment of debt	-	118,121	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	121,429	(130,241)	(8,812)
Litigation receivable	108,011	(106,339)	1,672
Accounts payable, accrued expenses and other current liabilities	438,569	868,975	1,342,882
NET CASH USED IN OPERATING ACTIVITIES	(582,805)	(390,794)	(1,026,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	62,404	62,404
Additions to property	-	(16,113)	(16,113)
Additions to intangible assets	(145,603)	(122,398)	(268,001)
NET CASH USED IN INVESTING ACTIVITIES	(145,603)	(76,107)	(221,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	12,500	12,500
Proceeds from issuance of common stock	-	355,000	355,001
Proceeds from convertible debentures	672,000	120,000	883,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	672,000	487,500	1,250,595

NET CHANGE IN CASH	(56,408)	20,599	2,131
CASH BALANCES
Beginning of period	58,539	37,940	-
End of period	$2,131	$58,539	$2,131

SUPPLEMENTAL DISCLOSURE:
Interest paid	$437	$312	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$20,250	$-	$-
Liabilities assumed through reverse acquisition	$-	$186,297	$-
License acquired through issuance of stock	$-	$100,000	$-
Stock issued to satisfy convertible debt obligation	$112,922	$57,500	$-

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(Development Stage Company)
STATEMENTS OF STOCKHOLDERS'' EQUITY (DEFICIT)
From January 15, 2008 date of inception through December 31, 2010

	Preferred Stock		Common Stock		Additional	Deficit accumulated	Total
		Par		Par	Paid-in	during the
	Shares	Value	Shares	Value	Capital	development stage
						(restated)	(restated)

Issuance founder shares	50	$-	44,444,440	$44,444	$(44,443)	$-	$1
Net Loss	-	-	-	-	-	(88,493)	(88,493)

Balance at December 31, 2008	50	-	44,444,440	44,444	(44,443)	(88,493)	(88,492)

Reverse merger	20,000,100	20,000	115,004,875	115,005	(153,896)	-	(18,891)

Beneficial conversion feature convertible notes	-	-	-	-	69,900	-	69,900

Value associated with warrants detached
from notes	-	-	-	-	30,100	-	30,100

Conversion of convertible debt	-	-	1,916,670	1,916	55,584	-	57,500

Issuance of shares for license issuance fee	-	-	495,500	496	99,504	-	100,000

Shares issued for cash at $.04 per share	-	-	8,875,000	8,875	346,125	-	355,000

Issuance of shares for services valued at
$.215 per share	-	-	2,185,000	2,185	467,713	-	469,898

Value of stock options granted	-	-	-	-	69,901	-	69,901

Cancellation of series c preferred stock	(150)	-	-	-	(143,825)	-	(143,825)

Loss from extinguished debt	-	-	-	-	118,121	-	118,121

Net Loss	-	-	-	-	-	(1,725,202)	(1,725,202)

Balance at December 31, 2009	20,000,000	20,000	172,921,485	172,921	914,784	(1,813,695)	(705,990)

Beneficial conversion feature convertible notes	-	-	-	-	80,679	-	80,679

Value associated with warrants detached
from notes	-	-	-	-	590,154	-	590,154

Conversion of convertible debt at $.10 per share	-	-	1,129,226	1,129	111,793	-	112,922

Issuance of shares for services valued at
$.21 per share	-	-	19,984,697	19,985	4,088,260	-	4,108,246

Value of stock options granted	-	-	-	-	196,854	-	196,854

Net Loss	-	-	-	-	-	(6,529,252)	(6,529,252)

Balance at December 31, 2010	20,000,000	$20,000	194,035,408	$194,035	$5,982,525	$(8,342,947)	$(2,146,387)

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the year ended December 31, 2010 and 2009 (restated)

NOTE 1. ORGANIZATION

Shrink Nanotechnologies, Inc. (the “Company or the “Successor Entity” or “us” or “we”) was incorporated in the state of Delaware on January 15, 2002, as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Company changed its name to Shrink Nanotechnologies, Inc.  Following a shareholder action described in a Form 14C filed with the Securities and Exchange Commission on February 15, 2010, the Board of Directors effected a 5 for 1 forward split.  All per share amounts and calculations in our presentation reflect this change.

On May 29, 2009, the Company entered into and completed a share exchange agreement with Shrink Technologies, Inc., (“Shrink”) a privately-owned California corporation which held most of our Shrink related business and intellectual property assets.   The exchange of shares with Shrink Technologies, Inc. has been accounted for as a reverse acquisition with the business of Shrink Technologies, Inc. as the surviving Company for accounting and financial reporting purposes.  Accordingly, the acquisition has been recorded as a recapitalization of the Company.  Therefore, the historical financial statements presented prior to the acquisition date, are those of Shrink Technologies, Inc., the operating entity and consolidated with the Company post acquisition (see Note 5.).

We are, with our subsidiaries, dedicated to commercializing biotechnology and other high technology intellectual property, know-how and related products, from universities and medium to large commercial businesses, that may be deployed as commercial products or licensing opportunities in the near (immediate to 2 years) and mid-term (2-4 years).  We have also recently undertaken a program to seek to acquire small companies with developed and ready-to-go-to-market products, strong intellectual property portfolios, management and operational infrastructure.  Historically, we have primarily focused our resources in the life sciences market; however, we also have successfully acquired technologies in, for example, the semiconductor space.  With all technologies we acquire and allocate resources to, our objective is to develop products and intellectual property resources in order to generate cash flow, and ultimately, value for our shareholders.

Our business currently consists of four operating units: Cell Culturing Products; Microfluidic Systems and Kits; Special Substrates; and Internal Development and Acquisitions.  Our Cell Culturing Unit is dedicated to the commercialization of our stem cell culture platform known as StemDisc™ and its related software, as well as patent pending NanoShrink™ based issue engineering substrates known for our Cell Align™.  Our Microfluidic Systems and Kits business is seeking to market a unique and patented modular microfluidic system we exclusively licensed from Corning Incorporated, as well as a version of NanoShrink™ that will enable the low cost development of two dimensional microfluidic system prototypes.  Our Special Substrates business is developing specialized versions of NanoShrink™ substrates that have unique surface plasmon resonance capabilities and which may be integrated into existing market leading devices and systems, including immunoassays.  And finally, our Internal Development and Acquisitions Unit is actively seeking and/or developing technologies that are a part of a development and commercialization program, as well as engaging in due diligence on technologies and businesses we are in the process of evaluating for acquisition purposes.

Our corporate mission is to become a leading high technology development company.  While we presently possess unique product and technology capabilities for the cell culture, immunoassay development, cell imaging, device prototyping and drug discovery markets, we intend to continue to create shareholder value through organic and inorganic growth.

NOTE 2.     RESTATED FINANCIAL STATEMENTS

The Company’s financial statements for the year ended December 31, 2009 have been restated to record $270,000 of expenses related to the BCGU, LLC Amended Operating Agreement Signature Bonus (the “Signature Bonus”) at the effective date of the Amended Operating Agreement, October 1, 2009 and remove $270,000 in prepaid expenses at October 1, 2009.  The Company has also reversed the subsequent expense accruals related to the prepaid balance.  The Restatement was due to an error resulting from the Company’s failure to properly recognize expenses in the appropriate period.  The Company determined that all of the services provided by BCGU, LLC related to the Signature Bonus had been provided immediately at the time of the agreement effective date and that there were no provisions found in the agreement that allowed the Company any type of recourse related to that amount.  The prepaid expense asset related to the Signature Bonus previously recorded for the year ended December 31, 2009 has been expensed in full in these restated financial statements.

The Company has also reclassed $9,908 of non-current prepaid expenses as current prepaid expenses, to correctly reflect the corresponding expense recognition period related to that amount and relcassed amounts due to BCGU, LLC from the line item “Accounts payable and accrued expenses” to “Due to related parties” on the Balance Sheets.

The following summarized financial statements compare of the Company’s original and restated financial statements.

CONSOLIDATED - BALANCE SHEETS

	December 31,	December 31,
	2009	2009
	(original)	(restated)
ASSETS

Current assets
Cash	$58,539	$58,539
Litigation receivable	108,011	108,011
Prepaid expenses	120,333	130,241
Total current assets	286,883	296,791

Prepaid expenses, non-current	257,408	-
Property, plant and equipment, net	140,054	140,054
Intangible assets, net	219,062	219,062
TOTAL ASSETS	$903,407	$655,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$973,840	$631,840
Due to former preferred stock shareholders	143,825	143,825
Due to related parties	12,500	354,500
Convertible debentures, net of discount	13,611	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,361,897	1,361,897

TOTAL LIABILITIES	1,361,897	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value
issued and outstanding 20,000,000 at December 31, 2009	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value
issued and outstanding 172,921,485 at December 31, 2009	172,921	172,921
Additional paid in capital	914,784	914,784
Accumulated deficit	(1,566,195)	(1,813,695)
TOTAL STOCKHOLDERS' DEFICIT	(458,490)	(705,990)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$903,407	$655,907

CONSOLIDATED - STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31,	December 31,
	2009	2009
	(original)	(restated)
Total operating expenses	$1,468,818	$1,716,318

Loss from operations	(1,468,818)	(1,716,318)

Total Other Income (Expense)	(152,709)	(152,709)

Loss from continuing operations	(1,621,527)	(1,869,027)

Income from discontinued operations	143,825	143,825
(Loss) Before Income Taxes	(1,477,702)	(1,725,202)

Income Taxes	-	-

NET (LOSS)	$(1,477,702)	$(1,725,202)

Net income (loss) per common share, basic and diluted:
(Loss) from continuing operations	(0.01)	(0.02)
Income from discontinued operations	0.00	0.00
Net (loss) per common share:	$(0.01)	$(0.01)

NOTE 3.                   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, no revenues generated to date and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

As a result of the aforementioned conditions, the Company may be unable to meet certain obligations to fund future research and development activities.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its research and development activities during the near term.  The Company has funded losses from its research and development and other operations primarily from the issuance of debt and equity.  The Company believes that through government grants, partnerships and arrangements with universities, and the issuance of equity and debt will continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.  If management can’t achieve its plans there is a possibility that operations will discontinue.

NOTE 4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets include the accounts of Shrink Nanotechnologies, Inc. and its wholly owned subsidiaries, Blackbox Semiconductor, Inc. and Shrink Technologies, Inc., and thereby reflecting the transactions related to the May 29, 2009 effective date of the Exchange Agreement. The consolidated statements of operations include the operations (which consisted mostly of research and development) of the predecessor entity, Shrink Technologies, Inc. from inception on January 15, 2008  and the Company from May 29, 2009, the effective date of the acquisition of the Shrink business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions principally relate to the fair value and forfeiture rates of stock based transactions, and long-lived asset depreciation and amortization, and potential impairment.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Prepaid Expenses

Prepaid expenses consisted of the following at:

	December 31,	December 31,
	2010	2009
		(restated)
Prepaid stock based consultant fees	$20,250	$120,333
Other prepaid expenses	8,812	9,908
Total Current Prepaid Expenses	$29,062	$130,241

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the year ended December 31, 2010 and 2009 the Company recorded $46,562 and $27,146 in depreciation expense, respectively.

	December 31,	December 31,
	2010	2009
Property Plant and Equipment, net:
Computer Software and Hardware	$9,559	$138,166
Furniture and Equipment	28,181	28,181
Building Improvements	853	853
Less: Accumulated Depreciation	(15,787)	(27,146)
Total	$22,806	$140,054

On December 31, 2010, the Company considered its Stockvert assets fully impaired.  Management concluded the asset was no longer being utilized and did not hold any current or future economic benefit for the Company.  The Company does not expect to sell the asset, nor does management plan to pursue potential buyers.  As a result of the impairment, the Company recorded a loss related to the impairment of its Stockvert assets of $67,869.

Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies and trademarks.  Goodwill and other intangible assets are tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Intangible assets with estimable useful lives and those assets with defined lives due to the legal nature of the asset are amortized over their estimated useful lives, 8-15 years, using the straight-line method.

Intangible assets consisted of the following at December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
Intangible Assets, net:
Patents	$-	$98,559
License	41,997	112,902
Trademarks	11,353	10,938
Less: Amortization	(402)	(3,337)
Total	$52,948	$219,062

During the year ended December 31, 2010 the Company terminated its license agreement with the University of California Regents Merced, originally entered into on April 29, 2009, UC Control No. 2009-04-0590 (the “Microfluidics License”). The Company believes that there are commercially viable and affordable alternatives to the lost licenses that do not affect the Company’s intended product offerings.  In addition, the Company still owns and maintains, its rights to the ShrinkChip™ related trademarks, which were not part of the terminated Microfluidics License.  As a result of the terminated license, the Company recorded a loss related to the impairment of the intellectual property rights associated with the license of $280,052.

To date, the Company has not utilized its current intellectual properties to manufacture products/parts for sale, testing and evaluation.  When/if we do begin to mass produce products, we will re-evaluate our amortization practice related to these intellectual properties.  During the years ended December 31, 2010 and 2009 the Company recorded $34,485 and $3,336 in amortization expenses, respectively.   At this time, estimated future amortization for the fiscal years ended on December 31 is expected to be as follows:

For the year ending	Amount
2011	$5,250
2012	5,250
2013	5,250
2014	5,250
After 12/31/2014	31,948

Provision for Income Taxes

The Company determines whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

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

The components of current income tax expense as of December 31, 2010 and 2009 consist of the following:

	December 31,	December 31,
	2010	2009
		(restated)
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(1,640,219)	(581,941)
Change in depreciation differences	-	-
Change in contribution benefits	-	-
Change in valuation allowance	1,640,219	581,941
	$-	$-

The net deferred income taxes in the accompanying balance sheet include the following amounts of deferred income tax assets:

	December 31,	December 31,
	2010	2009
		(restated)
Net income tax assets:
Net operating loss carryforward	$2,252,248	$612,029
Contribution carryforward	-	-
Less: Deferred income tax liabilities
Depreciation differences	-	-
Less: Valuation allowance	(2,252,248)	(612,029)
Net deferred income tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal 35%
State tax expense net of federal tax 8.75%
Change in valuation allowance 43.75%
Tax expense at actual rate 0%

As of December 31, 2010, the Company’s net deferred tax assets are offset by a valuation allowance of $2,252,248. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2010 and 2009, the Company has approximately $6,714,260 and $1,552,000, respectively, of net operating loss carryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2028.

At December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010 through 2008 (inception).

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability.  US GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The established fair value hierarchy prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Convertible Notes

We calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  If the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debtholders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes are accounted for as derivative instrument liabilities rather than equity.

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

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At December 31, 2010 there was $996,235 in convertible debt outstanding, 20,000,000 preferred shares and stock options that total 39,161,145 in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 2,365,000 shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009
		(restated)

Numerator – (loss)	$(6,529,252)	$(1,869,027)
Denominator – weighted average
number of shares outstanding	188,486,499	117,799,762
Loss per share from continuing operations	$(0.03)	$(0.02)

Research and Development

The Company expenses all costs related to research and development as they are incurred.

Recent Accounting Pronouncements

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

NOTE 5.  REVERSE ACQUISITION-RELATED PARTY

On May 29, 2009, the Company entered into and completed a reverse acquisition following the Share Exchange Agreement pursuant to which Shrink Nanotechnologies, Inc. acquired 100% ownership of Shrink Technologies, Inc., and settled and restructured certain debts in exchange for the issuance of 44,444,440 shares of the of common stock and 50 shares of preferred stock of Shrink Nanotechnologies, Inc.  The assets and business that were acquired by us as a result of the Share Exchange comprised primarily of an exclusive licensing agreement (the “License Agreement”) with the University of California Regents Merced.

This transaction was accounted for as a reverse acquisition. As a result, all financial information prior to May 29, 2009 is that of Shrink Technologies, Inc.  Following the merger, a reverse merger adjustment was made to reflect Shrink Nanotechnologies, Inc. capital structure.  All of the assets and liabilities acquired in the reverse acquisition were recorded at cost.

The following is a condensed balance sheet disclosing the fair values of the Shrink Business assets and liabilities acquired.

Total Assets	$ 31,815
Liabilities	$ 212,339
Stockholders’ Deficit	(180,524)
Total Liabilities and Stockholders’ Deficit	$ 31,815

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2010 and 2009, the beginning of the Company’s current fiscal year, including proforma adjustments for depreciation and interest expense.

	For the year ended	For the year ended
	December 31, 2010	December 31, 2009
		(restated)

Net Loss	$(6,529,252)	$(1,389,054)
Earning per share	$(0.04)	$(0.01)

Shrink Technologies, Inc.’s president is and was Mark L. Baum, Esq., a director and shareholder of the Company prior to the acquisition.  Mr. Baum is now president and CEO of Shrink Nanotechnologies, Inc.

NOTE 6.  RESEARCH AND LICENSE AGREEEMENTS

A.	UCM Research and License Agreements (April 2009) – Terminated

On June 16, 2008 we entered into an agreement (the “Option Agreement”) with the Regents of the University of California, Merced.  Parallel to the Option Agreement, Shrink entered into another agreement (the “Research Agreement”) with the UC Regents, based on work which was to be performed at the University of California, Merced.

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

We exercised our rights under the Option Agreement and as a result, entered into the License Agreement for processes for microfluidic fabrication and other inventions with the Regent on April 29, 2009.

On December 13, 2010, the Company terminated its License Agreement with the UC Regents Merced, (the “Microfluidics License”). This license required that the Company continue to pay ongoing research costs as well as license fees, in exchange for an exclusive license to use certain microfluidic fabrication and other inventions.  Some of these patent rights also related to the Company’s ShrinkChip Manufacturing Solution ™, however, the Company believes that there are commercially viable and affordable alternatives to the lost licenses that do not affect the Company’s intended product offerings.  In addition, the Company still owns and maintains, its rights to the ShrinkChip™ related trademarks, which were not part of the terminated Microfluidics License. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which amount is included in accounts payable, and is subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90 day period after termination.  The Company does not believe that it has any other costs or liabilities relating to this license agreement.

The Research Agreement committed Shrink to fund research based on the Regents Inventions at UCM up to the amount of $640,935 in accordance with a planned budget.  The Research Agreement provided Shrink with an exclusive right to license all technology that is discovered from the monies funded to UCM through the Research Agreement.  Shrink is required to reimburse UCM on a quarterly basis for all direct and indirect cost incurred in connection with the research.  These funds are used to fund researchers’ salaries, equipment, materials, supplies, and other miscellaneous expenses incurred by UCM.

On May 7, 2010, pending a review by our executive and management team, we requested that UC Merced halt all expenditures under the UC Merced Research Agreement.  Subsequent to the aforementioned review, going forward, Shrink management does not foresee conducting and therefore funding research under its current agreement with the UC Regents related to the Merced campus.

B.   Research Agreement UC Regents Irvine Campus (May 2010)

During May, 2010, Shrink entered into the Sponsored Research Agreement with UC Regents on behalf of the Irvine campus.  The SRA Agreement is for a term of three years or such time as the research is completed, whichever is longer. The SRA Agreement may be terminated by the Company subject to satisfying appropriate notice requirements required under the agreement.

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

C.  MF3 Membership and DARPA (June 2010)

The Company has become party to a Consortium Agreement (or, the “DARPA Co-Funding Agreement”) among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, which is headquartered at the UCI, which provides for partial “matched” funding from the Defense Advanced Research Projects Agency.  The DARPA Co-Funding Agreement became effective as of June 1, 2010.  The terms of the DARPA Co-Funding Agreement provides, among other things, that DARPA will match the Company, dollar for dollar (i.e. will provide 50% of certain funding on a “matched” dollar for dollar basis with third parties, if any), for funding commitments made by the Company, through a sponsored research agreement that is otherwise eligible for DARPA marching funds.  We have not received any capital commitments for funding yet and no assurance can be made that we will make or secure additional financing for research projects that qualify for DARPA matching funds, or that we will remain eligible for the same.  As a result, for the period ended December 31, 2010 the Company had not recorded any grant revenues related to this agreement.

D.   Research Agreement UC Regents Irvine Campus (September 2010)

As of September 22, 2010, Shrink entered into the Sponsor Research Agreement (or, the “EB Research Agreement”) with UC Regents on behalf of the Irvine Campus (“UCI”).  The EB Research Agreement was for a term of three months, retroactively beginning August 1, through October 31, 2010.  Although the term end date has passed, this agreement has not been terminated and work is ongoing with the project based on good faith between the two parties.  The EB Research Agreement may be terminated by the Company or UCI subject to satisfying the appropriate notice requirements required under the agreement.

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling up to $67,040 during the three month term of the EB Research Agreement.

E.   License Agreement with University of Chicago (November 2010)

Effective as of November 30, 2010, through our wholly owned subsidiary, Blackbox Semiconductor, Inc., (“Blackbox”), entered into an exclusive License Agreement (the “Chicago License Agreement”) with the University of Chicago, wherein Blackbox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246, and provisional applications 61/214,434 and 61/264,790) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License Agreement. Blackbox’s license is restricted to fields of use other than thermoelectric applications.

The technology being licensed is based on Assistant Professor of Chemistry Dmitri Talapin’s “electronic glue” chemistry. This technology, management believes, has various commercial applications where more efficient transfer of electrical charges between nanocrystals is desired, such as printed semiconductors, roll-to-roll printed solar cells and printed nano-sensors.

The license granted by the University of Chicago is for worldwide usage by the Blackbox for a period of at least eight years.  The term may be terminated for cause or insolvency.

While the license is exclusive to Blackbox within fields of use other than thermoelectric applications, the University of Chicago licensed the patents to a third party for use in thermoelectric applications and reserved the rights in the underlying technology for all educational and non-commercial research purposes.  In addition, the University of Chicago may terminate the license if Blackbox does not raise at least $2,000,000 capital prior to November 30, 2012 or if Blackbox does not employ a Suitably Qualified Person (as defined in the Chicago License Agreement) in a full-time executive position prior to February 28, 2011 and maintain a Suitably Qualified Person in a full-time executive position during the term of the license.  In February of 2011, the Company hired David Duncan in order to meet its obligations to hire a Suitably Qualified Person (pursuant to the Chicago License Agreement).

The Chicago License Agreement provides for (i) an annual fee to the University of Chicago of $25,000 until the first commercial sale, and (ii) royalty payments to the University of Chicago, for products utilizing the licensed rights, during the royalty term, as more fully detailed in the agreement, of 3% of net sales of products utilizing the University of Chicago’s licensed technologies, subject to reduction (up to 50%) if the product is sold as a combination product with one or more other products that are not covered by the licensed patents. Minimum royalties for any calendar quarter beginning with the calendar quarter of the first commercial sale are $12,500.

The Chicago License Agreement allows Blackbox, during the term, to determine the appropriate course of action to enforce licensed patent rights, and if it does not do so, Chicago reserves the rights to do the same.  Blackbox is required to reimburse Chicago for certain prosecution efforts they incur and, Chicago may abandon prosecution of any patent rights in any jurisdiction provided that it provides Blackbox the opportunity to continue prosecution of the same.  The Blackbox’s obligation to reimburse prosecution efforts of Chicago terminates during any period that the patent rights become non-exclusive, if ever.

Subsequent to December 31, 2010, the Company entered into an agreement to spin out this business into a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.

NOTE 7.  COMMITMENTS AND LEASES – RELATED PARTY

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

Mark L. Baum, Esq. (“Baum”) our CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther,  (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of December 31, 2010 and 2009, there was $3,250 and $12,500 owed to the Noctua Fund Manager, LLC, respectively, and $9,250 and $0 had been paid to the Noctua Fund Manager, LLC during the years ended December 31, 2010 and 2009, respectively.  This liability is recorded as Due to related parties our balance sheets.

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and has continued as a month to month tenancy thereafter.   For the years ended December 31, 2010 and 2009 $50,000 and $28,000 had been paid to Business Consulting Group Unlimited, Inc. and $18,000 and $0 was owed to Business Consulting Group Unlimited, Inc., respectively.  This liability is recorded in recorded in Due to related parties on our balance sheets

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by Panther and Baum, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the years ended December 31, 2010 and 2009 $121,000 and $56,000 had been paid to BCGU, LLC, respectively, and there was $585,000 and $342,000 owed to BCGU, LLC, respectively.  This liability is recorded in Due to related parties on our balance sheets.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  At such time BCGU, LLC had not converted any of its outstanding payables into a note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) familiar with the affairs of the Company and its strategic direction, (iii) receiving minimal cash compensation for its efforts and is sustaining the risk of deferring most payments indefinitely, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be readily available from independent third parties.

The Company more recently entered into a lease at the UCI Tech Portal, beginning on November 1, 2010, for approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for the Company’s UCI developed patents.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties, and provides for rent to be paid by the Company of $5,400 per year for up to 30 months ($450 per month).

The Company’s rent expense for the years ended December 31, 2010 and 2009 was $73,350 and $54,500, respectively.

The following represents future minimum lease payments for the next 5 years:

Amount
2011	$ 1,350
2012	-
2013	-
2014	-
2015	-
Total	$ 1,350

NOTE 8.                      CONVERTIBLE DEBENTURES, PRIVATE PLACEMENT OFFERING

We recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert the debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures.  This feature is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

A.	10% Convertible Debentures – (Converted in full to common stock October 2009)

On July 1, 2007, a $25,000 zero coupon convertible debenture was issued in exchange for cash, which was used to purchase and retire shares from a shareholder.  This debenture was amended on July 1, 2008, to reflect a 10% interest rate and maturity date of December 31, 2008.  The debenture was due and payable on December 31, 2008.  It was convertible into common stock at the price of $0.03 per share.  The conversion price was subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the agreement date, there was no determinable stock price, therefore there was no beneficial conversion feature that applied to this debenture.  On September 1, 2009, the Company received a notice of conversion for the principal balance of this debenture and accrued interest.  On October 6, 2009, the Company converted this debenture into 958,335 shares of common stock to satisfy the conversion demand in full.

B.	10% Convertible Debentures – Related Party– (Converted in full to common stock October 2009)

On July 1, 2008, we consolidated all obligations due and owing to The Baum Law Firm, PC and Mark L. Baum, Esq., a related party and one of our executive officers, for legal services rendered to the Company, and issued to Meaux Street Partners LP, a Baum related party, a 10% promissory note for $25,000.  The note was due and payable on December 31, 2008.  It was convertible into common stock at the price of $0.03 per share.  The conversion price was subject to proportional adjustment for reclassification, stock splits, combinations and dividends.  At the time of the note agreement date, the Company recorded a $16,667 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $16,667 was being amortized over the life of the note.  On September 1, 2009, the Company received a notice of conversion for the principal balance of this note and accrued interest.  On October 6, 2009, the Company converted this note into 958,335 shares of common stock to satisfy the conversion demand in full.

C.  14% Convertible Debentures, Default – Related Party

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

The Company has not made any of the required interest payments and as a result this note is  in default and accruing interest at its default rate of 18%.

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

The Company has not made any of the required interest payments and as a result this note is in default and accruing interest at its default rate of 18%.

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

The Company has not made any of the required interest payments and as a result this note is in default and accruing interest at its default rate of 18%.

Baum, our president and CEO, and Panther, a director, are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, LP, and are non-voting minority investors in the Noctua Fund, LP

D.  Private Placement Offerings – 12% Convertible Notes and Warrants

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

From November 12, 2009 through May 7, 2010, the Company issued  12% convertible notes totaling $635,000 and detachable Series A warrants to purchase up 3,175,000 shares of common stock  in exchange of cash as part of the Offering.  The notes’ maturity dates begin on November 12, 2010 through May 7, 2011.  At the time of the issuances, the Company recorded an $87,159 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 12 month life of the notes.

During November 2010, the Company issued, $117,000 in 12% convertible notes and detachable Series B Warrants to purchase up to 585,000 shares of common stock, exercisable at $0.20 per share (or, “Series B Warrants”) as part of the offering  for a cash purchase price of  $117,000. The 12% notes are due one year from issuance, beginning on November 10, 2011 and are convertible as to principal and interest at $.10 per share and allow the Company the option to induce conversion, at which the notes conversion price will be taken at the discounted rate of 80% ($.08 per share).  At the time of the issuances, the Company recorded a $44,400 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount is being accreted over 12 month life of the notes.  The form of these notes and Series B Warrants are identical in all respects, to the notes and Series A Warrants issued, with the exception of the issuance dates and expiration dates.

Warrants associated with the offerings were issued to purchase up to 3,760,000 shares at an exercise price of $.20 per share.  These warrants are valued at $620,254 and were combined with the beneficial conversion feature of $131,579, to record a total $751,833 discount on the convertible notes.  The warrants are exercisable at 6 months following their effective date and begin to expire 11/12/2012.  The warrants were valued using a Black-Scholes valuation model.  The variables used in this option-pricing model included: (1) discount rates of .77-1.64% (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility of 267-300% and (4) zero expected dividends.

The Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company allocated the proceeds received from the offering to the convertible instrument and the detachable warrants included in the exchange on a relative fair value basis.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  The effective conversion price used is equal to $0.08 per share of the Company’s common stock.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price in effect on the conversion date.

During November 2010 through December 2010, the Company received notices of conversion totaling $100,000 of principal balances and $12,923 of accrued interest.  The Company converted these debentures into 1,129,226 shares of common stock to satisfy the conversion demand in full.

There are 3,175,000 and 0 warrants immediately exercisable at December 31, 2010 and 2009, respectively.

Notes Payable consists of the following at:

	December 31,	December 31,
	2010	2009
14% convertible notes due October 2012	$238,121	$218,121
12% convertible notes due November 2010	-	100,000
12% convertible notes due January 2011	225,000	-
12% convertible notes due February 2011	110,000	-
12% convertible notes due April 2011	50,000	-
12% convertible notes due May 2011	150,000	-
12% convertible notes due November 2011	117,000
Total convertible notes payable	$890,121	$318,121
Less: Discount on notes	(205,521)	(86,389)
Less: Current portion	(684,600)	(231,732)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2011	$890,121
2012	-
2013	-
Total	$890,121

The Company has notes payable in the amount of $238,121 with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

NOTE 9.                   COMMON STOCK ISSUANCES

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

During June 2009, the Company issued 100,000 shares of common stock to consultants with a value of $20,400 as payment for services related to our business plan development.

During June 2009, the Company issued 495,500 shares of common stock with a value of $100,000 as payment for a contract initiation fee related to our license agreement.

In July 2009, the Company issued 100,000 shares of common stock to a consultant with a value of $20,400 as payment for services rendered related to our business plan development.

In July 2009, the Company issued 50,000 shares of common stock to a consultant with a value of $10,200 as payment for services rendered related to website content.

In July 2009, the Company issued 250,000 shares of common stock in exchange for cash of $10,000.

In August 2009, the Company issued 1,250,000 shares of common stock in exchange for cash of $50,000.

In August 2009, the Company issued 41,670 shares of common stock to consultants with a value of $10,000 as payment for services related to branding, advertising, and web/statistical content.

In August 2009, we issued 100,000 shares valued at $20,400 to a consultant, for services rendered related to product development of the Company’s metal enhance fluorescense technologies.

In August 2009, we issued 100,000 shares valued at $20,400 to a member of our Board of Advisors, pursuant to their agreement dated March 1, 2009.  This agreement has expired by its terms.

In August 2009, we issued 500,000 shares valued at $102,000 to a member of the Scientific Advisory Board (“SAB”), pursuant to their SAB agreement dated February 24, 2009.  This agreement has expired by its terms.

In August 2009, we issued 500,000 shares valued at $102,000 to a member of the SAB, pursuant to their SAB agreement dated March 1, 2009.  This agreement has expired by its terms.

In August 2009, the Company issued 500,000 shares of common stock to a consultant with a value of $120,000 to a consultant in satisfaction of a one year consulting agreement originally entered into in August, 2009 for assistance with press releases and branding, advertising, and other marketing awareness programs.

In September 2009, the Company issued 3,500,000 shares of common stock in exchange for cash of $140,000.

In September 2009, the Company issued 25,000 shares of common stock to an employee with a value of $5,100 as payment for services.

In October 2009, the Company issued 250,000 shares of common stock in exchange for cash of $10,000

In October 2009, the Company issued 66,670 shares of common stock to consultants with a value of $15,600 as payment for services related to branding, advertising, and web/statistical content.

In November 2009, the Company issued 1,916,670 shares of common stock for conversion of convertible notes and accrued interest totaling $57,500.

In December 2009, the Company issued 41,660 shares of common stock to consultants with a value of $9,998 as payment for services related to branding, advertising, and web/statistical content.

In December 2009, the Company issued 60,000 shares of common stock to a consultant with a value of $13,400 as payment for professional services rendered.

In March of 2010, we issued 7,250,000 shares valued at $1,595,000 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories.

In March of 2010, we issued 8,700,000 shares valued at $1,914,000 to a consultant in satisfaction of a one year consulting agreement entered into in January of 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations.

In March of 2010, we issued 1,500,000 shares valued at $162,000 to a consultant in satisfaction of a one year consulting agreement entered into in February of 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals.

In March of 2010, we issued 600,000 shares, subject to restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to an accounting professional for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.  These shares vest as to 125,000 shares on each of the date of the agreement, March 1, 2010, March 1, 2011 and March 1, 2012, with the remaining 225,000 vesting on March 1, 2013

In March of 2010, we issued 180,000 shares valued at $30,600 to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered.

In March of 2010, we issued 112,500 shares valued at $19,125 to a member of the Scientific Advisory Board, pursuant to an agreement dated as of March 1, 2010.

In March of 2010, we issued 40,000 shares valued at $5,560 as payment for professional services rendered.

In May of 2010, we issued 40,000 shares valued at $11,958 as payment for professional services rendered.

In May of 2010, we issued 50,000 shares valued at $10,500 as payment for marketing services related to press releases and branding.

In May of 2010, we issued 1,000,000 shares valued at $204,000 to a member of the Scientific Advisory Board, pursuant to their SAB agreement dated March 1, 2009.  This agreement has expired by its terms.

In July of 2010, we issued 40,000 shares valued at $5,100 as full payment for professional services rendered during the months of June and July.

In July of 2010, pursuant to a consulting agreement entered into as of June 1, 2010, we issued 76,364 shares valued at $12,000 as payment for solar research and film manufacturing related consulting services rendered during the months of June and July.  The consulting agreement is for a one year term and requires payment of a monthly fee of $6,000 to be paid in shares of common stock of the Company for the duration of the term unless terminated early.

In July of 2010, we issued 395,833 shares valued at $92,625 as payment for financial advisory related services, and development of financial models and due diligence research between December 2009 through May of 2010.  In addition, the Consultant was paid cash compensation of $27,708 in 2010.

In November 2010, the Company issued 617,333 shares of common stock for conversion of convertible notes and accrued interest totaling $61,733.

In December 2010, the Company issued 511,893 shares of common stock for conversion of convertible notes and accrued interest totaling $51,893.

NOTE 10.      PREFERRED STOCK

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

The Preferred Series C shares provide the holder the right to receive a cash dividend of 15% of the Company’s gross revenues.  This dividend amount will be payable in the form of cash, but the holders may elect to accept stock as payment.  The value of any stock payable to the holders will be determined by the closing price of stock on the date the dividend is declared.  Holders of the Preferred Series C shares have no voting rights.

Pursuant to the reverse merger 50 Preferred Series C shares were issued  to our founder as part of a  founder issuance.  The statement of stockholders equity was then adjusted to reflect the Preferred Series C shareholders of the public entity (100) while establishing the equity of the parent Company.  During October 2009, the Company cancelled all of its Preferred Series C stock.  The holders of the Series C Stock in return received certain legacy assets of the Company.  Pursuant to the settlement of a legal matter, described in Note 11, the Company recorded a reduction of stockholders equity for $143,825, which was paid to the former Preferred Series C shareholders as part of their cancellation agreement.    The Company currently has no shares of Preferred Series C stock issued.

NOTE 11.                   WARRANTS

The following summarizes stock purchase warrants (see also Note 8d.) as of December 31, 2010 and 2009:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2008	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	500,000	0.20
Outstanding December 31, 2009	500,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	3,260,000	0.20
Outstanding December 31, 2010	3,760,000	$0.20

The following summarizes the changes in warrants outstanding for the years ended December 31, 2010 and 2009:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2009	500,000	$0.20	1.86	500,000	$0.20	11/10/2012
First quarter fiscal 2010	750,000	0.20	2.03	750,000	0.20	1/11/2013
First quarter fiscal 2010	250,000	0.20	2.04	250,000	0.20	1/15/2013
First quarter fiscal 2010	125,000	0.20	2.08	125,000	0.20	1/28/2013
First quarter fiscal 2010	375,000	0.20	2.09	375,000	0.20	2/2/2013
First quarter fiscal 2010	50,000	0.20	2.10	50,000	0.20	2/4/2013
First quarter fiscal 2010	125,000	0.20	2.13	125,000	0.20	2/14/2013
Second quarter fiscal 2010	250,000	0.20	2.31	250,000	0.20	4/22/2013
Second quarter fiscal 2010	750,000	0.20	2.35	750,000	0.20	5/7/2013
Fourth quarter fiscal 2010	585,000	0.20	2.86	-	-	11/10/2013
Total at December 31, 2010	3,760,000	$0.20		3,175,000	$0.20

NOTE 12.     STOCK OPTIONS

The Company has issued stock options to consultants, and non-employee's advisors and directors of the Company. These options are not a part of the 2010 Stock Incentive Plan mention in Note 13. These issuances are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan where the compensation to recipient is recognized over the period(s) in which the related services are rendered. The fair value of a stock option granted is estimated using an option-pricing model.

925,000 options were issued to the members of our Scientific Advisory Board. These options are valued at $311,044 the options are exercisable for 2 years following their effective dates that begin to expire May 29, 2011.  The options were valued using a Black-Scholes model.  The variables used in the model included: (1) discount rates of 0.53-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 110%-575% and (4) zero expected dividends.

The following summarizes options as of December 31, 2010 and 2009:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2008	-	$-
Expired/Retired	-	-
Exercised	-	-
Issued	275,000	0.22
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	650,000	0.20
Outstanding December 31, 2010	925,000	$-

The following summarizes the changes in options outstanding for the years ended December 31, 2010 and 2009:

	Options Outstanding			Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
Second quarter fiscal 2009	75,000	$0.20	0.41	75,000	$0.20	5/29/2011
Third quarter fiscal 2009	75,000	0.22	0.66	75,000	0.22	8/29/2011
Fourth quarter fiscal 2009	25,000	0.22	0.87	25,000	0.22	11/13/2011
Fourth quarter fiscal 2009	75,000	0.22	0.91	75,000	0.22	11/29/2011
Fourth quarter fiscal 2009	25,000	0.22	0.92	25,000	0.22	12/1/2011
First quarter fiscal 2010	25,000	0.11	1.03	25,000	0.11	1/10/2012
First quarter fiscal 2010	100,000	0.20	1.12	100,000	0.20	2/13/2012
First quarter fiscal 2010	25,000	0.23	1.17	25,000	0.23	3/1/2012
Second quarter fiscal 2010	25,000	0.17	1.28	25,000	0.17	4/10/2012
Second quarter fiscal 2010	250,000	0.26	2.30	-	-	4/17/2013
Second quarter fiscal 2010	25,000	0.21	1.37	25,000	0.21	5/13/2012
Second quarter fiscal 2010	25,000	0.15	1.40	25,000	0.15	5/25/2012
Second quarter fiscal 2010	25,000	0.17	1.42	25,000	0.17	6/1/2012
Third quarter fiscal 2010	25,000	0.11	1.53	25,000	0.11	7/10/2012
Third quarter fiscal 2010	25,000	0.09	1.62	25,000	0.09	8/13/2012
Third quarter fiscal 2010	25,000	0.08	1.65	25,000	0.08	8/25/2012
Third quarter fiscal 2010	25,000	0.06	1.67	25,000	0.06	9/1/2012
Fourth quarter fiscal 2010	25,000	0.12	1.78	25,000	0.12	10/10/2012
Fourth quarter fiscal 2010	25,000	0.12	1.90	25,000	0.12	11/25/2012
Total at December 31, 2010	925,000	$0.13		675,000	$0.18

NOTE 13.    STOCK INCENTIVE PLAN – 2010

The Board adopted a stock incentive plan in December 2010 (the “2010 Plan”).  The 2010 Plan has not yet been approved by stockholders. The 2010 Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Plan, 25,000,000 shares were authorized for issuance pursuant to awards made under the plan. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. Options expire ten years after the date of grant.  For the years ended December 31, 2010 and 2009 no shares or options were issued in relation to this plan.

NOTE 14.     DISCONTINUED OPERATIONS - AUDIOSTOCKS

During the year ended December 31, 2009, the Company reported a litigation receivable in the amount of $108,011 and accounts payable to former Series C Preferred shareholders for $143,825 related to the disposal of its Audiostocks business segment.  During March of 2010, the Company received proceeds from the litigation settlement to satisfy that receivable and subsequently paid its former Series C Preferred shareholders balance in full.  The Company has disposed of all assets related to its previous business segment, Audiostocks.  The Company has no revenues from this business, and no longer has any assets, or liabilities that will be or would be transferred, sold or disposed of related to this business segment through the date of discontinuance.

NOTE 15.   SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

In January 2011, pursuant our 2010 Plan (see Note 13.), the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a member of our Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Plan.

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,771.  The notes and their accrued interest were converted at $.10 per share (5,277,714 shares of common stock), and pursuant to the stock issuances considered paid in full.

In January 2011, the Company issued a 14% convertible note with a principal balance of $60,000 in exchange for $60,000.  The note is convertible at $.17 per share.  The note matures on October 1, 2012.

In January 2011, the Company renegotiated the terms of its Operating Agreement with BCGU, LLC, effectively reducing the monthly fee amount from $30,000 to $20,000.  The Company also terminated its lease agreement with Business Consulting Group Unlimited.

In February 2011, the Company issued 140,000 shares valued at $16,330 for payment of professional services provided during the year ended December 31, 2010 and thru February 2011.

In March 2011, we entered into an agreement to spin out our Blackbox Semiconductor, Inc. subsidiary into a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.  Shrink has negotiated a sale price of $75,000 plus retention of approximately 20% of the BlackBox parent company after sale, among other benefits.

In March 2011, the Company received $70,000 in cash.  In exchange, the Company agreed to issue 411,765 shares of common stock.  These shares have not been issued.

In April 2011, the Company issued to BCGU, LLC a 4% convertible promissory note with a balance of $675,000.  The note was issued under BCGU, LLC’s Operating agreement, and memorializes the unpaid, accrued fees resulting from the Operating Agreement. The Note, is due on April 6, 2012, and is convertible into approximately 11,250,000 shares of common stock ($.06 per share, the closing market price of our stock on the date of issuance).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On its Current Report on Form 8-K, filed on October 18, 2010, as amended on October 25, 2010, we reported the resignation of our previous auditors, Chisholm, Bierwolf, Nilson & Morrill, LLC, of Bountiful, Utah, and the appointment of Mark Bailey & Company, Ltd., of Reno Nevada, as our new auditors.  On March 11, 2011, the Company terminated its relationship with its previous auditors, Mark Bailey & Company, Ltd. Reno Nevada.  Mark Bailey & Company, Ltd. had not yet rendered any audit report of the Company’s financial statements.  Effective as of March 17, 2011, the Company appointed Peterson Sullivan LLP of Seattle, Washington as the auditors of its financial statements as provided in this Report.

ITEM 9A. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2010, our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2010, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION.

During the fourth quarter of 2009, the holders of our 150 shares of Series C Preferred Stock returned all shares of Series C Preferred Stock to the Company for cancellation, in exchange for $143,825 in consideration.  No distributions or rights have ever been issued in respect of such Series C Preferred Stock.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers

The following table lists the officers and directors of Shrink Nanotechnologies:

Name	Age	Position
Mark L. Baum, Esq.	38	CEO and Director
Marshall Khine, Esq.	38	Director, Secretary
James B. Panther	38	Director
Heinrich Dreismann, Ph.D.	57	Director
Victor Hollander, CPA	77	Director

Mark L. Baum, Esq. is an executive with more than 15 years experience financing, operating and advising smallcap and microcap publicly traded enterprises.  As a manager of capital, including that of Black Forest International LLC and Noctua Fund LP, two funds he founded and co-manages, he has completed more than 125 rounds of financing for more than 40 publicly traded companies. Mr. Baum has participated in numerous public company spin-offs, restructurings and recapitalizations, venture fundings, private-to-public mergers, and multi-million dollar asset acquisitions and divestitures. In additional to the operation of Black Forest and Noctua, Mr. Baum has operational experience in areas as diverse as diagnostic testing businesses, closed door pharmacies, cleaner and renewable energy companies and retail furniture.  Mr. Baum co-founded Shrink Nanotechnologies, Inc., a nanotechnology company based on international award winning science, and FIGA.org, an expert network service that brings together professionals from the worlds of finance, industry, government and academia.  As a restructuring officer and advisor for financially troubled companies, Mr. Baum has a history of Boards of Directors and Boards of Advisors service for numerous domestic and international private and public companies, including Chembio Diagnostics, Inc., AudioStocks, Inc., Co-Connect, Inc., VisiTrade, Inc., ProtoKinetix, Inc., AlphaNutra, Inc., Metaphor Corporation and PNG Ventures, Inc., a company which in 2009 filed under Chapter 11 of the US Bankruptcy Code and which later emerged from bankruptcy and now trades on the OTC Bulletin Board under the ticker symbol AGAS.  Mr. Baum is a trustee of the Collier de Bleu Trust, which is dedicated to funding educational opportunities for non-English speaking children in Mexico.  Mr. Baum is a published inventor and a licensed attorney in the State of California.

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

James B. Panther is a co-founder, along with Mr. Mark L. Baum, Esq. and Dr. Michelle Khine of Shrink.  Mr. Panther  has served as one of our directors since May 5, 2009. He currently is a manager for Noctua Fund Manager, LLC. He brings significant experience in managing fund raising, financing, M & A, and advisory services in a merchant banking environment. Mr. Panther has raised, funded and participated in more than five hundred million dollars of debt and equity financing for private and publicly traded companies. As Managing Partner of Bristol Partners he was responsible for portfolio investments, leading over 20 transactions ranging from $15 million to $300 million in valuation and building a team of professionals that closed over 40 transactions. As a restructuring officer and advisor for financially troubled companies, Mr. Panther served on the Board of Directors for PNG Ventures, Inc., a company which in 2009 filed under Chapter 11 of the US Bankruptcy Code and which later emerged from bankruptcy and now trades on the OTC Bulletin Board under the ticker symbol AGAS.   Mr. Panther holds B.A. in Finance from Boston College and a Degree in Economics from the University of Granada, Granada, Spain. He is fluent in English and Spanish.

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

Victor A. Hollander, is a Certified Public Accountant and has been appointed as a director and as an audit committee member and chair as of April 16, 2010.  Since August 2, 2006, Mr. Hollander has been a Board Member of Fuqi International, Inc. (NASDAQ:FUQI), a luxury goods manufacturer based in the Peoples Republic of China, where he was also appointed as Chief Financial Officer on November 1, 2008. Presently, and since June 2007, Mr. Hollander has been a director and member of the audit committee of Micro Identification Technology, Inc. (MMTC.OB), a California based company holding a patent for and developing, a laser based microbial identification technology.  Mr. Hollander began his public accounting career in 1954 in a prominent, New York based accounting firm and, has specialized in capital raises and merger and acquisition matters since 1962 when he started the firm Berger, Turner & Hollander.  In 1966, he joined Brout & Company and opened their offices in Los Angeles.  During this time, he was the audit partner for many public companies listed on the New York Stock Exchange and the American Stock Exchange.  In 1975, he joined an international public accounting firm, Lester Witte, as the firm’s Senior Securities Partner.  In 1978 he formed his own practice, Hollander, Gilbert & Company. It was this practice that Mr. Hollander merged, as Managing Director of the West Coast Group. Mr. Hollander, after attending the University of Illinois, University of California at Los Angeles and after completing military service, graduated from California State University, Los Angeles in 1958 with a Bachelor of Arts degree in Accounting.  He has served on the Securities, Ethics and Accounting and Auditing Committees of various organizations, including the American Institute of Certified Public Accountants and California State Society of Certified Public Accountants.

Presently, there are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors is currently composed of 5 members: Messrs. Baum, Panther, Khine, Dreismann and Hollander.  Our board of directors has determined that only Mr. Dreismann and Mr. Hollanader are independent directors at this time, under the rules of the American Stock Exchange Company Guide, or the AMEX Company Guide, because they does not currently own a significant percentage our shares, are not currently employed by the Company, have not been actively involved in the management of the Company and do not fall into any of the enumerated categories of people who cannot be considered independent directors under the AMEX Company Guide.

Audit Committee

We do have an audit committee comprised of Messers. Khine and Hollander, at this time. The Company has adopted an Audit Committee Charter.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports.  Based solely on our review of copies of such reports filed with the SEC by and discussions with our directors and executive officers, and other than a late filing of a Form 4 with respect to shares under our 2010 Plan issued to Mr. Dreisman, we have no reason to believe that our directors and executive offers did not file the required reports on time in 2010 fiscal year.

Code of Ethics

On February 10, 2006 we adopted a Code of Ethics.  The same was filed as Exhibit 11.1.8 on a Form 10 Annual Report filed on April 14, 2009.

ITEM 11.EXECUTIVE COMPENSATION.

As a result of the reverse merger and acquisition by Shrink Technologies, Inc., a California corporation, of Shrink Nanotechnologies, Inc., a Delaware corporation, we did not experience any cash flow event as a result of any payment to an executive.  Additionally, there were no stock awards or options granted to executives (but there was such award to a Mr. Dreismann, a director) during this same 2009 and 2010 period.  We have not provided retirement benefits or severance or change of control benefits to our named executive officer, Mark L. Baum.  No unexercised options or warrants were held by any of our executive officers at year ended 2010. No equity awards were made during the year ended December 31, 2010.

	Annual Compensation				Long-Term Compensation
Common
Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compensation
Name and Position	Year	Salary	Bonus	Compensation	Awards	(# Shares)

Mark L. Baum, Esq.(1)	2010	$ -	-	-	-	-	-
President and Chief
Executive Officer and Principal Executive Officer	2009	$ -	-	-	-	-	-

(1)
Mr. Baum, although he has not received any cash compensation for employment services, he is entitled to receive compensation through an agreement the Company has with BCGU, LLC.  Mr. Baum co-owns BCGU, LLC with Mr. Panther, who also receives 50% of the fees generated from the services rendered pursuant to this agreement.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2010.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mark L. Baum, Esq.	-	-	-	-	-	-	-
James B. Panther	-	-	-	-	-	-	-
Marshall Khine, Esq.	-	-	-	-	-	-	-
Heiner Dreismann	-	95,625	-	-	-	-	95,625(1)(2)
Victor Hollander, CPA	-	-	-	-	-	-	-

(1) Other than Dr. Heiner Dreisman, we did not compensate our directors in 2009 or 2010.  Other cash fees to directors remain unpaid.

(2) Effective as of June 22, 2009, and simultaneously with the appointment of Dr. Dreismann as a director of the Company, the Company entered into a Consulting Agreement with Dr. Dreismann.  The material terms of the Consulting Agreement provide, among other terms,  that Dr. Dreismann shall dedicate not less than two days per month, as reasonably requested by the Company and as the Consultant’s schedule permits, towards providing life sciences related advisory services and assist in procuring strategic partners and relationships.  This Consulting Agreement ended on January 1, 2011. Mr. Dreisman has been issued 750,000 shares of the Company’s common stock under his agreement, the value of which is as above.

Beginning January 1, 2011, Dr. Dreismann entered into a new agreement with the Company.  Our compensation to Dr. Dreismann under the agreement is as follows:

Fixed Compensation:  Beginning January 1, 2011, Dr. Dreismann is entitled to $40,000 in annual compensation payable in stock or cash which shall be determined by the Company at its discretion, and all Strategic Party Income, as defined below,

Additional Success Fees.  The Consulting Agreement also provides for a “success based” fee to be paid within 90 days of the end of the Company’s fiscal year from cash received from either (i) sublicensing agreements entered into with certain third parties introduced by the Mr. Dreismann or (ii) revenues generated from the sale of goods or services to parties introduced by Mr. Dreismann (“Strategic Party Income”).  Specifically, the consultant will be paid 5% of Strategic Party Income, net of all royalties and dividends payments, or 3% of the revenues received by the Company from the sale of goods and services to or through a strategic party introduced by Dr. Dreismann, net of costs of goods or services and a pro-rata allocation of sales, general and administrative costs.

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

Historically, funding for the Company, or for Shrink prior to our acquisition of it, were funded by management and its affiliates, namely, Noctua Fund, LP, which has loaned over $298,000 (on a consolidated basis) as reflected in a note to them, which is now in default and forbearance.  In addition, the Company, utilizes services, bookkeeping, administrative staff, equipment and extensive management and day to day operational services from BCGU, LLC, an entity indirectly co-owned by Messrs. Baum and Panther, which have provided such services under the Amended Operating Agreement since 2009 and, prior to such time, free of charge.  The Corporation believes that, given the extensive securities law experience of Mr. Baum, and the extensive small cap and micro cap M&A and financing experience of Messrs. Baum and Panther, the years of experience for each of them, and the current opportunity cost factor for each of them, as combined with the fact that BCGU, LLC has continued to provide services and funding despite non-payment of over $675,000 since mid 2009, that the amount of compensation provided under the Amended Operating Agreement is fair and reasonable for the Corporation.  As was disclosed previously, this $675,000 was memorialized on April 6, 2011, when Shrink issued BCGU, LLC a 4% convertible note, payable in 12 months, that converts at $.06 per share.

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

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its Common Stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group.  Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of April 15, 2011, the Company had 200,203,122 shares of Common Stock issued and outstanding.  All of the below share amounts are adjusted to reflect the Forward Split.

Name and Address	Amount and Nature of Beneficial Ownership (Post Forward Split)	Percentage of Voting Securities
Mark L. Baum, Esq. (1)(2)	116,027,721(3)	47.12%
James B. Panther (2)(4)	113,787,170(5)	46.21%
Marshall Khine (6)	43,194,440	17.54%
Heiner Dreismann (6)	-0-	*
Victor Hollander	-0-
All Officers and Directors as a group (4 persons) (7)	259,939,645	[]

(1)           The address for Mr. Baum is 1302 Waugh Drive, Suite 618, Houston Texas 77019.

(2)           The address for Noctua Fund, LP, is Noctua Fund Manager, LLC c/o Mr. Baum, 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.  Noctua Fund Manager, LLC, is an entity equally beneficially owned and controlled by Mr. Baum and Mr. Panther through entities owned or controlled by them.  Such persons are non-voting minority limited partners in the Noctua Fund, LP itself.  Accordingly, Messers. Baum and Panther disclaims the economic ownership of securities held by Noctua Fund LP

(3)           Includes 10,000,000 shares underlying shares of Series A Preferred Stock, and 10,538,547 shares owned by entities principally owned and controlled by Mr. Baum.  Also includes: 76,422,395 shares held by BCGU, LLC, and 11,250,000 shares, in aggregate, issuable upon conversion of $675,000 principal convertible note issued to BCGU, LLC of which Mr. Baum and Panther are equal indirect beneficial owners and control persons.  Mr. Baum and Mr. Panther are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, LP, but are only non-voting minority investors in the Noctua Fund, LP  Accordingly, Mr. Baum disclaims economic ownership of half (38,211,198 shares) of all shares owned by BCGU, LLC and of any securities held by Noctua Fund LP  Does not include up to 7,816,779 shares, in aggregate, issuable upon conversion of $298,121 principal amount of 14% convertible notes plus interest issued Noctua Fund, LP.

(4)           The address for Mr. James B. Panther is 381 Casa Linda Plaza, Suite 408, Dallas, Texas 75218.

(5)           Includes 9,800,000 shares underlying shares of Series A Preferred Stock, and 8,880,975 shares of Common Stock owned by an entity indirectly beneficially owned and controlled by Mr. Panther.   Also includes: 76,422,395 shares held by BCGU, LLC, and 11,250,000 shares, in aggregate, issuable upon conversion of $675,000 principal convertible note issued to BCGU, LLC of which Mr. Baum and Panther are equal indirect beneficial owners and control persons.  Mr. Baum and Mr. Panther are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, LP, but are only non-voting minority investors in the Noctua Fund, LP.  Accordingly, Mr. Panther disclaims economic ownership of half (38,211,197 shares) of all shares owned by BCGU, LLC and of any securities held by Noctua Fund LP.  Does not include up to 7,816,779 shares, in aggregate, issuable upon conversion of $298,121 principal amount of 14% convertible notes plus interest issued Noctua Fund, L.P

(6)           The address for Mr. Marshall Khine and Mr. Dreismann, is c/o the Company, 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

[Remainder of Page Intentionally Left Blank]

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

A variety of conflicts of interest exist, and may continue to exist, from time to time, primarily as a result of our principal owners maintaining control of the Company, as well as our continued sublease and operating agreements with a principal shareholder and director, Mark. L. Baum and James B. Panther.  They also own and control, the Series A Preferred Stock which gives its holders voting control over the Company.

As is disclosed throughout this report, there are related party transactions regarding a sublease of the Company’s Carlsbad located, certain operational personnel and infrastructure that Mr. Baum and Mr. Panther have provided to the company since the Company’s inception, as well as various loans and funding arrangements provided to the Company by Mr. Baum and Mr. Panther.  The Company believes, that the terms of the foregoing arrangements are no less favorable to the Company than as would otherwise be available from independent commercial third parties.   At the time of some transaction consummated between them and the company, Mr. Baum and Mr. Panther were in control of the Company, with limited independent directors or management.  In other cases, Mr. Baum and Mr. Panther sought approval from disinterested parties in leadership positions at the Company.

Familial and other Relationships Relating to Shrink

Mr. Baum and Mr. Panther through Noctua Fund LP and other entities, regularly invest in and manage, companies or other investments together.

Mr. Baum and Mr. Panther are also principals of Business Consulting Group Unlimited, Inc. and BCGU, LLC, both of which are parties to material compensation agreements as provided above.

Mr. Baum and Mr. Panther have been business partners for more than 8 years.  Mr. Khine and Dr. Michelle Khine are brother and sister, respectively.  Mr. Baum and Mr. Khine are long time friends and attended law school together from 1995 to 1998.

Mr. Khine, who is now one of our new directors appointed at the time of the Shrink acquisition, is the person from whom we acquired Shrink and was issued 44,444,440 shares of our common stock and 50 shares of our Series C Preferred Stock (which have since been cancelled).

Series C Preferred Stock

Noctua Fund LP and Khine collectively owned 150 shares of Series Preferred Stock at the time of the Shrink Acquisition, issued for consideration valued at $15,000 and contained certain onerous protective provisions.  In late October of 2010, each of these persons agreed to return all of the Series C Preferred Stock in exchange for cash consideration and certain releases.  Neither the issuance nor cancellation of the Series C Preferred Stock were valued by independent valuation agents.

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

Mark L. Baum and James B. Panther are both limited partners in Noctua, and through entities which Mr. Baum and Mr. Panther own, equally own and control Noctua Fund Manager LLC, the general partner of Noctua.  As part of the consideration for the acquisition of Shrink, the Company assumed, pursuant to the terms of a note exchange agreement, the outstanding notes due to Noctua Fund LP, which had an aggregate currently outstanding balance of approximately $118,121, in consideration of Noctua consenting to the transaction.  Noctua also loaned the company $10,000 on March 31, 2009, at 15% interest, with a maturity date of March 31, 2010.  This loan was reflected as an amended promissory note.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors other than Dr. Heiner Dreismann, and Victor Hollander as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2010 and 2009:

	Fiscal Year Ended December 31,
	2010	2009
Audit Fees	$30,993	$36,384
Audit-Related Fees	-	-
All Other Fees	-	-
TOTAL	$30,993	$36,384

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements. Audit fees were paid to Chisholm, Bierwolf, Nilson & Morrill, LLC, as our auditors for the year ended December 31, 2009, and to Mark Bailey & Company, Ltd., as our auditors during the year ended December 31, 2010.  No fees were paid to Peterson Sullivan LLP, our current auditors, during the year ended December 31, 2010.

Our present account balance owed to Chisholm Bierwolf, Nilson & Morrill, LLC is approximately $15,993, all of which are for audit services and $8,000 owed to Mark Bailey & Company, Ltd.

Chisholm, Bierwolf, Nilson & Morrill, LLC billed us $27,993 in fees for review of our quarterly financial statements during 2010 and annual audit for the year ended December 31, 2009 and $36,384 during the year ended 2009. Mark Bailey & Company, Ltd. billed us $3,000 for review of our quarterly financial statements during 2010.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees. We were not invoiced by our auditors for any such Audit Related Fees” or “Tax Fees” during 2009 and 2010 and our auditors did not provide such services.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.  We did not pay any fees to Peterson Sullivan LLP, Mark Bailey & Company, Ltd. or Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2010 or December 31, 2009.  During 2010, we paid $2,794 in fees to our tax preparation and filing firm.

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

Item 6. Exhibits.

The following exhibits are incorporated herein by reference to the following filings

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement, dated as of September 30, 2009, between the Company as Seller, Dao Information Systems, LLC, DAO Information Systems, Inc. and Luis J. Leung.
10.2	Meaux Street Partners LP $25,000 10% Convertible Promissory Note, dated July 1, 2008
10.3	The Sonkei Trust $25,000 First Amended 10% Convertible Promissory Note, dated July 1, 2008
10.4	September 30, 2008 Settlement Agreements with SixTech Desenvolvmento Sistemas de Informatica Ltda.
10.5	September 30, 2008 Settlement Agreements with David F. Rubin, DAO Information Systems, LLC., and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K
10.1	Licensing Consent Agreement, dated as of September 30, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC
10.2	First Amended Licensing Consent Agreement, dated as of November 25, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC

Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements between the Company and For Goodness
11.1.2	September 30, 2008 Settlement Agreements between the Company and Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement between the Company and Luis Leung
11.1.4	Second Amended License Consent Agreement dated as of November 30, 2008 between the Company and BCGU
11.1.5	Exhibit 3.1 March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement, dated as of January 15, 2009 between the Company and BCGU

Form 8-K	5/8/2009
10.1	Debt Consolidation Agreement with Noctua Fund L.P., dated May 7, 2009
10.2	$100,000 14% Secured Convertible Secured Promissory Note, issued May 7, 2009

Form 8-K	5/13/2009
10.1	Binding Letter of Intent to acquire Shrink Technologies, Inc., a California corporation

Form 8-K	5/15/2009
3.1	Certificate of ownership and merger, name change to Shrink Nanotechnologies, Inc.

Form 8-K	6/5/2009
10.1	Share Exchange Agreement between the Company, Marshall Khine and Shrink Technologies, Inc. (“Shrink”), dated as of May 29, 2009
10.2	Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, between the Regents of the University of California (“UC Regents”) and Shrink
10.3	Research Agreement, dated as of June 2008, between Shrink and UC Regents (Merced)
10.4	Office space sublease, between Shrink and Business Consulting Group Unlimited, Inc.
10.5	Operating Agreement, dated as of May 29, 2009, between Shrink and BCGU, LLC
10.6	Debt Consolidation Agreement, May 29, 2009, between Shrink and Noctua Fund LP
10.7	Note Exchange Agreement
10.8	Consulting Agreement with Dr. Michelle Khine
21.1	List of Subsidiaries of Registrant
99.1	Unaudited Pro Forma Financial Statements: Shrink Nanotechnologies, Inc.
99.2	Audited Financial Statements of Shrink Technologies, Inc.

Form 8-K	6/19/2009
3.2	Amended and restated Bylaws of Shrink Nanotechnologies, Inc.

Form 8-K	6/25/2009
10.1	Consulting Agreement Heiner Dreismann, dated June 22, 2009

Form 10-Q	11/25/2009
10.1	First Amended Operating Agreement

Form 8-K	12/29/2009
10.1	First Amended Asset Purchase Agreement with Dao Information Systems, Inc., dated as of December 7, 2009

Form 8-K	2/3/2010 and Amended on 4/8/2010
99.1	Overview of Shrink Nanotechnologies, Inc.

Form 10-K Report	4/14/2010
3.1	Certificate of Amendment to Articles of Incorporation
4.1	Form of Convertible Note 12%
4.2	Form of Series A Warrant
10.1	Subscription Agreement

Form 8-K	5/7/2010
10.1	Sponsored Research Agreement Between the Company and The Regents of the University of California on behalf of Irvine campus dated May 3, 2010
10.2	Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010

Form 10-Q	5/24/2010
10.12	Agreement dated as of January 4, 2010, between the Company and Justin Heit
10.13	Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc.
10.14	Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon.
10.15	Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll
10.16	Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson

Form 10-Q	8/16/2010
10.17	Scientific Advisory Board Consulting Agreement, between the Company and Dr. Sayantani Ghosh

Form 8-K	10/18/2010
10.1	Patent and Know-How License Agreement between Shrink Nanotechnologies, Inc. and Corning Incorporated, dated as of July 26, 2010
10.2	Lease Agreement between Shrink Nanotechnologies, Inc. and The University of California on behalf of Irvine campus, dated as of October 1, 2010

Form 8-K/A	10/25/2010
16.1	Letter from Auditor, Chisholm, Bierwolf, Nilson & Morrill, LLC

Form 10-Q/A	11/29/2010
10.16	Sponsored Research Agreement, dated as of September 14, 2010, between Shrink Nanotechnologies, Inc. and University of California, Irvine
10.18	Consulting Agreement between the Company and Equire, LLC. Business Financial Advisory

Form 8-K	12/21/2010
10.1	License Agreement between Blackbox Semiconductor, Inc. and the University of Chicago, dated as of November 30, 2010
10.2	Shrink Nanotechnologies, Inc. 2010 Stock Incentive Plan

Form S-8	1/13/2011
4.1	2010 Stock Incentive Plan
5.1	Opinion of Levy International Law, LLC on legality
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Levy International Law, LLC (included in Exhibit 5.1)
24.1	Power of Attorney (included on signature page to this Registration Statement)

Form 8-K/A	3/23/2011
10.1	Second Amended Operating Agreement between Shrink Nanotechnologies, Inc. and BCGU, LLC
10.2	Extension of Research Agreement with University of California Regents, Irvine
16.1	Letter from Auditor, Mark Bailey & Company, Ltd. Reno Nevada

Form 8-K	4/12/2011
10.1	Letter of Intent, dated as of March 29, 2011, between Shrink Nanotechnologies, Inc. and Nanopoint, Inc.

Filed Herewith in This Form 10-K Report
4.1	Principal Balance $60,000 14% Convertible Promissory Note issued to Noctua Fund, LP
4.2	Principal Balance $675,000 4% Convertible Promissory Note issued to BCGU, LLC
21.1	Subsidiaries
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011                                                                                                Shrink Nanotechnologies, Inc.

By: /s/ Mark L. Baum, Esq.

    Mark L. Baum, Esq.
    CEO and President
    (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Mark L. Baum, Esq.	CEO and President	April 15, 2011
Mark L. Baum, Esq.	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ James B. Panther	Chairman of the Board of Directors	April 15, 2011
James B. Panther

/s/ Marshall Khine, Esq.	Director	April 15, 2011
Marshall Khine, Esq.

/s/ Heiner Dreismann, Ph.D	Director	April 15, 2011
Heiner Dreismann, Ph.D

/s/ Victor Hollander	Director	April 15, 2011
Victor Hollander