Form 10-Q/A
period 2010-03-31
Shrink Nanotechnologies, Inc.
filed 2011-05-23
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No 2.

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

4100 Calit2 Bldg Irvine, CA 92697-2800
4100 Calit2 Bldg Irvine, CA 92697-2800
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

There were a total of 200,345,163 shares of the registrant’s common stock outstanding as of May 23, 2011.

SHRINK NANOTECHNOLOGIES, INC.
FORM 10-Q/A
EXPLANATORY NOTE

This Second Amended Form 10-Q (“Second Amended Report”) of Shrink Nanotechnologies, Inc.  for the period ended March 31, 2010, amends and restates our originally filed Form 10-Q which was originally filed on May 21, 2010 and amended by our filing of Amendment No. 1 on Form 10-Q/A, which was filed on August 16, 2010 (collectively, as amended and restated prior to the filing hereof,  the “Previous Report”).

This Second Amended Report is being filed for the purpose of restating certain amounts in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Second Amended Report as Exhibits 31.1 and 32.1.

The Company’s 2010 financial statements included in the Original Report, as amended, were prepared reflecting a prepaid expense asset associated with a $270,000 signature bonus in an amended operating agreement with BCGU, LLC (the “Signature Bonus”) and its subsequent expense accretion.  The Company became aware of the error with respect to the historical accounting associated with the Signature Bonus as a prepaid expense and its subsequent expense accretion during its preparation for the 2010 audit.  The Company’s management determined that the Signature Bonus should have been immediately expensed at the agreement’s effective date, October 1, 2009 and all subsequent expense accretions reversed.

This restatement reduces net loss for the three months ended in 2010 by $22,500, and $225,000 of prepaid expenses have been removed from the balance sheets at March 31, 2010.

These restatements relate to non-cash entries in the 2010 financial statements including the consolidated statement of cash flows by a change in prepaid expenses.

The Form 10-Q/A also reclassifies approximately $396,500 of related party payables from its balance sheet line item “Accounts payable and accrued expense” to “Due to related parties,” to better characterize the nature of the liability.

The adjustments made as a result of the Restatement are specifically discussed in this Second Amended Report in Note 2.  “Restatement of Financial Statements”, of the Notes to Consolidated Financial Statements.

This Second Amended Report provides disclosure as at March 31, 2010, and does not, and is not intended to,   reflect events or disclosure occurring after the filing of the Original Report, other than the restatement for the matter discussed above.  Moreover, the Company has terminated one of its hallmark licenses, and has undergone significant business and other changes since the date of the Original Report.  Accordingly, this Second Amended Report should not be viewed as current information and should be considered only in conjunction with more recent reports and events.   Such reports include, among other things, the events described in the company’s current reports on Form 8-K and Forms 10-Q and Annual Report on Form 10-K for the year ended December 31, 2010, each as may be amended or supplemented from time to time, all of which reflect events and information after the date of the Original Report. The financial statements of the Company for the year ended December 31, 2009 have been restated and are reflected in our Annual Report on Form 10-K for the year ended December 31, 2010.  Contemporaneously  with the Second Amended Report, the Company will file an amended Form 10-Q for the second and third quarters of 2010.

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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the original date of this Report, March 31, 2010 and not as of the date of this Second Amended Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the original filing date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in there entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov) as may be amended from time to time which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

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

iii

Item 1.  Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(restated)
ASSETS

Current assets
Cash	$96,227	$58,539
Litigation receivable, discontinued operations	-	108,011
Prepaid expenses	2,307,104	130,241
Total current assets	2,403,331	296,791

Prepaid expenses, non-current	80,750	-
Property, plant and equipment, net	128,573	140,054
Intangible assets, net	219,814	219,062

TOTAL ASSETS	$2,832,468	$655,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$786,204	$631,840
Due to former preferred stock shareholders	-	143,825
Due to a related party	409,000	354,500
Convertible debentures, net of discount	107,707	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,521,032	1,361,897

TOTAL LIABILITIES	1,521,032	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at March 31, 2010 and December 31, 2009 respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 191,303,985 and 172,921,485
at March 31, 2010 and December 31, 2009, respectively	191,304	172,921
Additional paid in capital	4,422,680	914,784
Accumulated deficit	(3,322,548)	(1,813,695)
TOTAL STOCKHOLDERS' DEFICIT	1,311,436	(705,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,832,468	$655,907

The accompanying unaudited notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)
			From Inception
	For the three months	For the three months	January 15, 2008
	ended March 31,	ended March 31,	through March 31,
	2010	2009	2010
	(restated)		(restated)
Revenues:
Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Expenses
Research and development	61,034	40,492	262,802
Professional fees	28,619	5,417	179,735
General and administrative	1,295,992	29,403	2,717,437
Depreciation, depletion, and amortization	12,598	-	43,080
Total operating expenses	1,398,243	75,312	3,203,054

Loss from operations	(1,398,243)	(75,312)	(3,203,054)

Other Income (Expense)
Interest expense	(110,610)	(3,796)	(145,198)
Loss from extinguishment of debt	-	-	(118,121)
Total Other Income (Expense)	(110,610)	(3,796)	(263,319)

Net loss from continuing operations	(1,508,853)	(79,108)	(3,466,372)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	-	143,825
Income (loss) from discontinued operations	-	-	143,825
(Loss) Before Income Taxes	(1,508,853)	(79,108)	(3,322,548)

Income Taxes	-	-	-

NET (LOSS)	$(1,508,853)	$(79,108)	$(3,322,548)

Net income (loss) per common share, basic and diluted:
(Loss) from continuing operations	(0.01)	(0.00)
Income from discontinued operations	-	-
Net (loss) per common share:	$(0.01)	$(0.00)

Weighted average common and common equivalent shares outstanding
Basic and diluted	174,898,673	44,444,440

The accompanying unaudited notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
	For the three months	For the three months	January 15, 2008
	ended March 31,	ended March 31,	through March 31,
	2010	2009	2010
	(restated)		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,508,853)	$(79,108)	$(3,075,048)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation, amortization	12,598	-	43,080
Debt discount accretion	90,228	-	103,839
Non-cash share-based payments	817,292	-	1,357,091
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	120,242	-	(257,499)
Accounts receivable	108,011	-	1,672
Accounts payable, accrued expenses and other current liabilities	65,039	34,581	969,352
NET CASH USED IN OPERATING ACTIVITIES	(295,443)	(44,527)	(739,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Additions to fixed assets	-	(2,240)	(16,113)
Additions to intangible assets	(1,869)	-	(124,267)
NET CASH USED IN INVESTING ACTIVITIES	(1,869)	(2,240)	(77,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Proceeds from issuance of common stock	-	-	355,001
Proceeds from convertible debentures	335,000	10,000	546,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	335,000	10,000	913,595

NET CHANGE IN CASH	37,688	(36,767)	96,227
CASH BALANCES
Beginning of period	58,539	37,940	-
End of period	$96,227	$1,173	$96,227

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$2,377,856	$-	$-

The accompanying unaudited notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the three months ended March 31, 2010 (restated) and 2009
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

NOTE 2.     RESTATED FINANCIAL STATEMENTS

The Company’s financial statements for the period ended March 31, 2010 have been restated to record $270,000 of expenses related to the BCGU, LLC Amended Operating Agreement Signature Bonus (the “Signature Bonus”) at the effective date of the Amended Operating Agreement, October 1, 2009 and remove $270,000 in prepaid expenses at October 1, 2009.  The Company has also reversed the subsequent expense accruals related to the prepaid balance.  The Restatement was due to an error resulting from the Company’s failure to properly recognize expenses in the appropriate period.  The Company determined that all of the services provided by BCGU, LLC related to the Signature Bonus had been provided immediately at the time of the agreement effective date and that there were no provisions found in the agreement that allowed the Company any type of recourse related to that amount.  The prepaid expense asset related to the Signature Bonus previously recorded for the period at March 31, 2010 has been removed in these restated financial statements.

The Company has also reclassified amounts due to BCGU, LLC from the line item “Accounts payable and accrued expenses” to “Due to related parties” on the Balance Sheets, to better characterize the nature of the liability.

The following summarized financial statements compare of the Company’s original and restated financial statements.

CONSOLIDATED - BALANCE SHEETS
(Unaudited)
	March 31,	March 31,
	2010	2010
	Original	Restated
ASSETS

Current assets
Cash	$96,227	$96,227
Prepaid expenses	2,397,104	2,307,104
Total current assets	2,493,331	2,403,331

Prepaid expenses, non-current	215,750	80,750
Property, plant and equipment, net	128,573	128,573
Intangible assets, net	219,814	219,814

TOTAL ASSETS	$3,057,468	$2,832,468

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,182,704	$786,204
Due to former preferred stock shareholders	-	-
Due to a related party	12,500	409,000
Convertible debentures, net of discount	107,707	107,707
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,521,032	1,521,032

TOTAL LIABILITIES	1,521,032	1,521,032

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value
issued and outstanding 20,000,000 at December 31, 2009	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value
issued and outstanding 172,921,485 at December 31, 2009	191,304	191,304
Additional paid in capital	4,422,680	4,422,680
Accumulated deficit	(3,097,548)	(3,322,548)
TOTAL STOCKHOLDERS' DEFICIT	1,536,436	1,311,436

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,057,468	$2,832,469

CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months
	ended March 31,	ended March 31,
	2010	2010
	Original	Restated
Total operating expenses	$1,420,743	$1,398,243

Loss from operations	(1,420,743)	(1,398,243)

Total Other Income (Expense)	(110,610)	(110,610)

(Loss) Before Income Taxes	(1,531,353)	(1,508,853)

Income Taxes	-	-

NET (LOSS)	$(1,531,353)	$(1,508,853)

Net (loss) per common share:	$(0.01)	$(0.01)

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

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

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Intangible Assets, net:
Patents	$99,928	$98,559
License	112,902	112,902
Trademarks	11,438	10,938
Amortization	(4,454)	(3,336)
Total	$219,814	$219,063

Prepaid Expenses

Prepaid expenses consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(restated)
Prepaid stock based consultant fees	$2,377,856	$120,333
Other prepaid expense	9,998	9,908
Total Prepaid Expenses	$2,387,854	$130,241

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

	For the three months	For the three months
	end March 31, 2010	end March 31, 2009
	(restated)

Numerator – (loss)	$(1,508,853)	$(79,108)
Denominator – weighted average
number of shares outstanding	174,898,673	44,444,440
Loss per share – basic and diluted	$(0.01)	$(0.00)

Convertible Notes

We calculated the value of the beneficial conversion feature embedded in the Convertible Notes.  If the note is contingently convertible, the intrinsic value of the beneficial conversion feature is not recorded until the note becomes convertible.

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes are accounted for as derivative instrument liabilities rather than equity.

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

NOTE 4.                   GOING CONCERN

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

NOTE 7.                      CONVERTIBLE DEBENTURES, WARRANTS

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

NOTE 10.     STOCK BASED COMPENSATION

The Company has issued stock options to key employees, consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan where the compensation to employees should be recognized over the period(s) in which the related services are rendered. The fair value of a stock option granted is estimated using an option-pricing model. As of March 31, 2010, the following stock options were outstanding:

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

The following summarizes stock purchase warrants (Note 7) as of March 31, 2010 and December 31, 2009:

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

NOTE 11.   DISCONTINUED OPERATIONS – AUDIOSTOCKS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated statements of operations for the three months ended March 31, 2010 (the “Original Report Date”), the condensed consolidated statement of cash flows for the same period and the consolidated balance sheet as of March 31, 2010. For a more detailed description of the restatement, see Note 2 – Restated Financial Statements. This report, accordingly, speaks as of the Original Report Date and does not update, or intend to update, other Company information or disclosure since such time.  This entire amended Report, and this Management Discussion and Analysis of Financial Condition and Results of Operations, accordingly, does not contain current information about the Company and should only be viewed or considered in conjunction with the more recent reports and information filed by the Company from time to time after the Original Report Date.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included in this Report and the “Forward Looking Statements” section in the forepart of this Report (see above) and the “Risk Factors” set forth in Part II of this Report, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  These statements are based on current information available to management at the time of the Original Report Date and does not reflect the more recent material changes to the Company since such time, as reflected in our Annual Report on Form 10K for the period ended December 31, 2010, and other more recent reports, except as otherwise specifically noted herein.   No assurance can be made that any of our forward looking statements will materialize as planned.

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

We are focusing on commercializing and developing our technologies in three specific business segments which are discussed in greater depth in this Report: (1) our NanoShrink™ business, (2) our StemDisc™ business and (3) our Solar Concentrator and related solar business.  As we develop additional uses for our core “Shrink Film” abilities (discussed below), we will likely add to the market segments we seek to enter.  All of the business segments we presently are engaged in are relatively immature and require additional development before products may ultimately reach a commercial customer.  The Company has made material business developments and changes since the Original Report Date of this Report, as disclosed in its more recent annual and other reports, all of which should be  considered by readers.

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

Operating Expenses

We had total operating expenses of $1,398,243 related to our Shrink operating activities for the three months ended March 31, 2010, as compared to operating expenses of $75,312 by our Shrink subsidiary in the same period of 2009.

We expect operating expenses to continue as we invest further in research and development activities.  We do not have capital commitments yet to cover any of our operating expenses and to date.  To date, our capital needs for Shrink have been funded by our principals, by government grants, and, more recently, private convertible debt financing.

Net Loss From Operations

For the three months ended March 31, 2010, we had a net loss of $1,508,853 from operations as compared to a net loss of $79,108 from operations for the period ended March 31, 2009.   Management attributes the increase in net loss to general market conditions, to the cessation of our internet operations, an increase in operational and research activities and, more recently to our acquisition and funding efforts for Shrink.

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

Research Agreement with UC Merced

Shrink is a party to a research agreement with UC Merced, which agreement is referred to in this Report as the Research Agreement.  Pursuant to the Research Agreement, UC Merced agreed to undertake a research project and Shrink agreed to reimburse it for all direct and indirect costs incurred in connection with the research, up to the amount of $640,935 and in accordance with an agreed-upon budget.  The Research Agreement provides Shrink with the right to elect to receive an exclusive royalty-bearing license to make, use, sell, offer for sale and import any products and practice any methods in the inventions or discoveries conceived and reduced to practice in the performance of the research conducted under the Research Agreement.  We have exercised our rights under this agreement and entered into a license agreement with the California Regents.  On May 7, 2010, pending a review by our executive and management team, we requested that UC Merced temporarily halt all expenditures under the UC Merced Research Agreement. This Agreement and the below license agreement were subsequently terminated as disclosed in our annual report for the year ended December 2010 and Current Reports due to inadequate funds and poor results.

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

If we sublicense the licensed intellectual property, we are also required to pay licensing fee of 30% of the gross income from the license, as well as earned royalty payments on sublicensed sold.  This Agreement and the below license agreement were subsequently terminated as disclosed in our annual report for the year ended December 2010 and Current Reports This Agreement and the below license agreement were subsequently terminated as disclosed in our annual report for the year ended December 2010 and Current Reports due to inadequate funds and poor results.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures of internal control over financial reporting are not effective at the reasonable assurance level based on those criteria. In addition to the following weakness described below, management concluded the Company did not have an effectively-designed control in operation over the accounting for, presentation of and disclosure of proper expense recognition to prevent or detect on a timely basis material misstatements, specifically with respect to the Company’s prepaid expenses that had been included as an asset in the Company’s consolidated balance sheets.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.

Insufficient corporate governance policies.

For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see Note 2 to the Notes to Consolidated Financial Statements, and “Item 9A. Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.

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

The below risks speak as of March 31, 2010, and have been updated materially in subsequently filed reports specifically, and without limitation, as provided in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports, as a result in significant business developments and changes.
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

10.13	Consulting Agreement dated as of January 4, 2010, between the Company and Justin Heit. (Incorporated by reference from Exhibit 10.12 to Current Report on Form 8-K, filed May 7, 2010)
10.14
Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc. (Incorporated by reference from Exhibit 10.13to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.15
Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon. (Incorporated by reference from Exhibit 10.14to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.16
Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll. (Incorporated by reference from Exhibit 10.15 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.17
Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson. (Incorporated by reference from Exhibit 10.16 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

31.1           Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
32.1           Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010, to be signed on its behalf by the undersigned on May, 23, 2011  thereunto duly authorized.

SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)