Form 10-Q/A
period 2010-06-30
Shrink Nanotechnologies, Inc.
filed 2011-05-23
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No 1.

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

SHRINK NANOTECHNOLOGIES, INC.
FORM 10-Q/A
EXPLANATORY NOTE

This Amended Form 10-Q (“Amended Report”) of Shrink Nanotechnologies, Inc.  for the period ended June 30, 2010, amends and restates our originally filed Form 10-Q which was originally filed on August 16, 2010 (the “Original Report”).

This Amended Report is being filed for the purpose of restating certain amounts in Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4, Controls and Procedures, as well as for currently dated certifications from the company’s principal executive officer and principal financial officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amended Report  as Exhibits 31.1 and 32.1.

The Company’s 2010 financial statements included in the Original Report, were prepared reflecting a prepaid expense asset associated with a $270,000 signature bonus in an amended operating agreement with BCGU, LLC (the “Signature Bonus”) and its subsequent expense accretion.  The Company became aware of the error with respect to the historical accounting associated with the Signature Bonus as a prepaid expense and its subsequent expense accretion during preparation for the 2010 audit.  The Company’s management determined that the Signature Bonus should have been immediately expensed at the agreement’s effective date, October 1, 2009 and all subsequent expense accretions reversed.

This restatement reduces net loss for the three months and six months ended June 30, 2010 by $22,500, and $45,000, respectively.   $202,500 of prepaid expenses have been removed from the balance sheets at June 30, 2010.

These restatements relate to non-cash entries in the 2010 financial statements including the consolidated statement of cash flows by a change in prepaid expenses.

The Form 10-Q/A also reclassifies approximately $442,000 of related party payables from its balance sheet line item “Accounts payable and accrued expense” to “Due to related parties,” to better characterize the nature of the liability.

The adjustments made as a result of the Restatement are specifically discussed in this Amended Report in Note 2.  “Restatement of Financial Statements”, of the Notes to Consolidated Financial Statements.

This Amended Report provides disclosure as at June 30, 2010, and does not, and is not intended to,   reflect events or disclosure occurring after the filing of the Original Report, other than the restatement for the matter discussed above.  Moreover, the Company has terminated one of its hallmark licenses, and has undergone significant business and other changes since the date of the Original Report.  Accordingly, this Amended Report should not be viewed as current information and should be considered only in conjunction with more recent reports and events.   Such reports include, among other things, the events described in the company’s current reports on Form 8-K and Forms 10-Q and Annual Report on Form 10-K for the year ended December 31, 2010, each as may be amended or supplemented from time to time, all of which reflect events and information after the date of the Original Report. The financial statements of the Company for the year ended December 31, 2009 have been restated and are reflected in our Annual Report on Form 10-K for the year ended December 31, 2010.  Contemporaneously with the Amended Report, the Company will file an amended Form 10-Q for the first and third quarters of 2010.

SHRINK NANOTECHNOLOGIES, INC.

JUNE 30, 2010 FORM 10-Q QUARTERLY REPORT

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

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the original date of this Report, June 30, 2010 and not as of the date of this Amended Report.  We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the original filing date of this Quarterly Report, other than as may be required by applicable law or regulation.  Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC (which shall also include by reference herein and incorporate the same as if fully included in their entirety, all Form 10-Ks, Form 10-Qs, Form 8-Ks and other periodic reports filed by us in the SEC’s EDGAR filing system (www.sec.gov) as may be amended from time to time, which attempt to update interested parties of the risks and factors and other disclosures that may affect our business, financial condition, results of operation and cash flows.

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

ii

Item 1.  Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(restated)
ASSETS

Current assets
Cash	$126,762	$58,539
Litigation receivable, discontinued operations	-	108,011
Prepaid expenses	1,515,389	130,241
Total current assets	1,642,151	296,791

Prepaid expenses, non-current	80,749	-
Property, plant and equipment, net	116,965	140,054
Intangible assets, net	249,701	219,062

TOTAL ASSETS	$2,089,566	$655,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$762,986	$631,840
Due to former preferred stock shareholders	-	143,825
Due to a related party	454,500	354,500
Convertible debentures, net of discount	247,018	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,682,625	1,361,897

TOTAL LIABILITIES	1,682,625	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at June 30, 2010 and December 31, 2009 respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 192,393,985 and 172,921,485
at June 30, 2010 and December 31, 2009, respectively	192,395	172,921
Additional paid in capital	4,882,367	914,784
Accumulated deficit	(4,687,821)	(1,813,695)
TOTAL STOCKHOLDERS' DEFICIT	406,941	(705,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,089,566	$655,907

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
 CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	For the three months	For the three months	For the six months	For the six months	January 15, 2008
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	through June 30,
	2010	2009	2010	2009	2010
	(restated)		(restated)		(restated)
Revenues:
Revenues, net	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Expenses
Research and development	72,107	33,062	133,141	73,554	334,909
Professional fees	56,044	41,930	84,663	47,347	235,779
General and administrative	1,051,277	243,882	2,347,269	273,292	3,768,714
Depreciation, depletion, and amortization	19,698	4,276	32,296	4,276	62,778
Total operating expenses	1,199,126	323,150	2,597,369	398,469	4,402,180

Loss from operations	(1,199,126)	(323,150)	(2,597,369)	(398,469)	(4,402,180)

Other Income (Expense)
Interest expense	(166,147)	(10,290)	(276,757)	(14,086)	(311,345)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total Other Income (Expense)	(166,147)	(10,290)	(276,757)	(14,086)	(429,466)

Net loss from continuing operations	(1,365,273)	(333,440)	(2,874,126)	(412,555)	(4,831,645)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	-	-	-	143,825
Income (loss) from discontinued operations	-	-	-	-	143,825
(Loss) Before Income Taxes	(1,365,273)	(333,440)	(2,874,126)	(412,555)	(4,687,821)

Income Taxes	-	-	-	-	-

NET (LOSS)	$(1,365,273)	$(333,440)	$(2,874,126)	$(412,555)	$(4,687,821)

Net income (loss) per common share, basic and diluted:
(Loss) from continuing operations	(0.01)	(0.00)	(0.02)	(0.01)	-
Income from discontinued operations	-	-	-	-	-
Net (loss) per common share:	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$-

Weighted average common and common equivalent shares outstanding
Basic and diluted	191,974,754	86,517,720	183,433,336	65,597,305	102,339,293

The accompanying unaudited notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the six months	For the six months	January 15, 2008
	ended June 30,	ended June 30,	through June 30,
	2010	2009	2010
	(restated)		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,874,126)	$(412,555)	$(4,687,821)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation, amortization	32,296	4,276	62,778
Debt discount accretion	229,539	5,392	243,150
Non-cash share-based payments	1,867,757	213,394	2,407,556
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	122,270	-	(7,971)
Accounts receivable	108,011	(4,800)	1,672
Accounts payable and accrued liabilities	87,321	143,643	991,634
NET CASH USED IN OPERATING ACTIVITIES	(426,932)	(50,650)	(870,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	62,404	62,404
Additions to fixed assets	-	(6,299)	(16,113)
Additions to intangible assets	(39,845)	(68,017)	(162,243)
NET CASH FROM INVESTING ACTIVITIES	(39,845)	(11,912)	(115,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	12,500	12,500
Proceeds from issuance of common stock	-	90,000	355,001
Proceeds from convertible debentures	535,000	20,000	746,094
NET CASH FROM FINANCING ACTIVITIES	535,000	122,500	1,113,595

NET CHANGE IN CASH	68,223	59,938	126,761
CASH BALANCES
Beginning of period	58,539	37,940	-
End of period	$126,762	$97,878	$126,761

SUPPLEMENTAL DISCLOSURE:
Interest paid	$375	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$1,588,167	$-	$-

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

NOTE 2.     RESTATED FINANCIAL STATEMENTS

The Company’s financial statements for the period ended June 30, 2010 have been restated to record $270,000 of expenses related to the BCGU, LLC Amended Operating Agreement Signature Bonus (the “Signature Bonus”) at the effective date of the Amended Operating Agreement, October 1, 2009 and remove $270,000 in prepaid expenses at October 1, 2009.  The Company has also reversed the subsequent expense accruals related to the prepaid balance.  The Restatement was due to an error resulting from the Company’s failure to properly recognize expenses in the appropriate period.  The Company determined that all of the services provided by BCGU, LLC related to the Signature Bonus had been provided immediately at the time of the agreement effective date and that there were no provisions found in the agreement that allowed the Company any type of recourse related to that amount.  The prepaid expense asset related to the Signature Bonus previously recorded for the period at June 30, 2010 has been removed in these restated financial statements.

The Company has also reclassifies amounts due to BCGU, LLC from the line item “Accounts payable and accrued expenses” to “Due to related parties” on the Balance Sheets, to better characterize the nature of the liability..

The following summarized financial statements compare of the Company’s original and restated financial statements.

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
(Unaudited)
	June 30,	June 30,
	2010	2010
	Original	Restated
ASSETS

Current assets
Cash	$126,762	$126,762
Prepaid expenses	1,605,389	1,515,389
Total current assets	1,732,151	1,642,151

Prepaid expenses, non-current	193,250	80,749
Property, plant and equipment, net	116,965	116,965
Intangible assets, net	249,701	249,701

TOTAL ASSETS	$2,292,066	$2,089,566

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,204,986	$762,986
Due to a related party	12,500	454,500
Convertible debentures, net of discount	247,018	247,018
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,682,625	1,682,625

TOTAL LIABILITIES	1,682,625	1,682,625

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value
issued and outstanding 20,000,000 at December 31, 2009	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value
issued and outstanding 172,921,485 at December 31, 2009	192,395	192,395
Additional paid in capital	4,882,367	4,882,367
Accumulated deficit	(4,485,321)	(4,687,821)
TOTAL STOCKHOLDERS' DEFICIT	609,441	406,941

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,292,066	$2,089,567

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2010	2010	2010	2010
	Original	Restated	Original	Restated
Total operating expenses	$1,221,626	$1,199,126	$2,642,369	$2,597,369

Loss from operations	(1,221,626)	(1,199,126)	(2,642,369)	(2,597,369)

Total Other Income (Expense)	(166,147)	(166,147)	(276,757)	(276,757)

(Loss) Before Income Taxes	(1,387,773)	(1,365,273)	(2,919,126)	(2,874,126)

Income Taxes	-	-	-	-

NET (LOSS)	$(1,387,773)	$(1,365,273)	$(2,919,126)	$(2,874,126)

Net (loss) per common share:	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

NOTE 5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6.   INTANGIBLE ASSETS

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

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Intangible Assets, net:
Patents	$135,849	$98,559
License	112,902	112,902
Trademarks	13,494	10,938
Less: Amortization	(12,544)	(3,336)
	$249,701	$219,063

NOTE 7.   PREPAID EXPENSES

Current prepaid expenses consisted of the following at:

	June 30,	December 31,
	2010	2009
	(restated)
Prepaid stock based consultant fees	$1,508,334	$120,333
Other prepaid expenses	7,055	9,908
Total Current Prepaid Expenses	$1,515,389	$130,241

Non-current prepaid expenses consisted of the following at:
	June 30,	December 31,
	2010	2009
	(restated)
Prepaid stock based compensation	$80,749	$-
Total Non-Current Prepaid Expenses	$80,749	$-

NOTE 8.  RESEARCH AND LICENSE AGREEEMENTS

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

 NOTE 9.  COMMITMENTS AND LEASES – RELATED PARTY

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

Mark L. Baum, Esq. (“Baum”) our CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, II (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of June 30, 2010, there was $12,500 owed to the Noctua Fund Manager, LLC and no payments have been made to the Noctua Fund Manager, LLC.  This liability is recorded as due to related parties on our balance sheets.

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

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the six months ended June 30, 2010 $84,000 had been paid to BCGU, LLC and there was $442,000 owed to BCGU, LLC.  This liability is recorded as due to related parties on our balance sheets.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

The Company’s rent expense for the six months ended June 30, 2010 and 2009 was $36,000 and $18,500, respectively.

As of June 30, 2010, the Company does not have any future minimum lease payments for the next 5 years.

NOTE 10.                      CONVERTIBLE DEBENTURES, PRIVATE PLACEMENT OFFERING

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

NOTE 11.                   DERIVATIVE INSTRUMENTS

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

NOTE 12.                   COMMON STOCK

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

NOTE 13.                   WARRANTS

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

NOTE 14.     STOCK OPTIONS

The Company has issued stock options to key employees, consultants, and non-employee's advisors and directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan where the compensation to employees should be recognized over the period(s) in which the related services are rendered. The fair value of a stock option granted is estimated using an option-pricing model. As of June 30, 2010, the following stock options were outstanding:

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

NOTE 15.   DISONTINUED OPERATIONS – AUDIOSTOCKS

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

NOTE 16.   SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the consolidated statements of operations for the six months ended June 30, 2010 (the “Original Report Date”), the consolidated statement of cash flows for the same period and the consolidated balance sheet as of June 30, 2010. For a more detailed description of the restatement, see Note 2 – Restated Financial Statements. This report, accordingly, speaks as of the Original Report Date and does not update, or intend to update, other Company information or disclosure since such time.  This entire amended Report, and this Management Discussion and Analysis of Financial Condition and Results of Operations, accordingly, does not contain current information about the Company and should only be viewed or considered in conjunction with the more recent reports and information filed by the Company from time to time after the Original Report Date.

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

We also intend to review, and as such opportunities present themselves, seek to acquire synergistic assets and businesses, although these are not within the Company’s primary initial focus as management believes that initial development, manafucturing and commercialization will be most economical through joint venture or contractor venues.

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

Summary of Shrink Acquisition Terms

We acquired 100% ownership of Shrink from its sole shareholder, Marshall Khine in May 2009.  Shrink’s (and therefore our) primary assets is a license agreement with the the UC Regents granting Shrink intellectual property rights in patent rights owned by the UC Regents and the rights under the license agreement with UC Merced.  In addition Shrink owns certain trademarks and other intellectual property.

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

Operating Expenses

We had total operating expenses of $2,597,369 related to our Shrink operating activities for the six months ended June 30, 2010, as compared to operating expenses of $398,469 by our Shrink subsidiary in the same period of 2009.  For the three months ended June 30, 2010 we had $1,199,126 total operating expenses, as compared to operating expenses of $323,150 incurred during the three months ended June 30, 2009.

We expect operating expenses to continue as we invest further in research and development activities.  We do not have capital commitments yet to cover any of our operating expenses and to date.  To date, our capital needs for Shrink have been funded by our principals, and, more recently, private convertible debt financing.

Net Loss From Operations

For the six months ended June 30, 2010, we had a net loss of $2,874,126 from operations as compared to a net loss of $412,555 from operations for the period ended June 30, 2009.   For the three months ended June 30, 2010 we had a net loss of $1,365,273, as compared to a net loss of $333,440 during three months ended June 30, 2009.   Management attributes the increase in net loss to, an increase in operational and research activities relating to our Shrink business and, more recently to our funding efforts for Shrink.

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

Employees

We currently do not have any full time employees.  We obtain most of our administrative services from BCGU, LLC, or BCGU, an entity indirectly controlled by James B. Panther II, and Mark L. Baum, Esq., who are two of our directors, for a fee of $30,000 per month pursuant to an operating agreement and lease space through an affiliated entitiy, the Business Consulting Group Unlimited, Inc. on a month to month bases (see “Properties” below).  The foregoing are certain material terms of our amended operating agreement with BCGU, LLC, a copy of which is provided as an exhibit to this Report as incorporated from our Form 10-Q, Filed November 25, 2009.

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

Item 4.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures of internal control over financial reporting are not effective at the reasonable assurance level based on those criteria. In addition to the following weakness described below, management concluded the Company did not have an effectively-designed control in operation over the accounting for, presentation of and disclosure of proper expense recognition to prevent or detect on a timely basis material misstatements, specifically with respect to the Company’s prepaid expenses that had been included as an asset in the Company’s consolidated balance sheets.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.

Insufficient corporate governance policies.

For additional information regarding the restatements of certain of the company’s historical financial results and the material weakness identified by management, see Note 2 to the Notes to Consolidated Financial Statements, and “Item 9A. Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The below risks speak as of June 30, 2010, and have been updated materially in subsequently filed reports specifically, and without limitation, as provided in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports, as a result in significant business developments and changes.

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

Item 3. Defaults Upon Senior Securities.

We are in default upon the following notes:  14% Convertible Note with a principal amount of $100,000 owed to Noctua Fund, LP and 14% Convertible Note with a principal amount of $118,121 owed to Noctua Fund, LP, a copy of the notes which were filed as an exhibits to this report as incorporated from our Current Report on Form 8-K, filed May 8, 2009 and our Current Report on Form 8-K, filed June 5, 2009.

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
32.1           Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010, to be signed on its behalf by the undersigned on May 23, 2011  thereunto duly authorized.

SHRINK NANOTECHNOLOGIES, INC.

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: President (Principal Executive Officer)

By:	/s/ Mark L. Baum
Name: Mark L. Baum Title: Vice Chairman (Principal Accounting Officer, Principal Financial Officer)