Form 10-Q/A
period 2010-09-30
Shrink Nanotechnologies, Inc.
filed 2011-05-23
CIK 1355242

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

SHRINK NANOTECHNOLOGIES, INC.
FORM 10-Q/A
EXPLANATORY NOTE

This Second Amended Form 10-Q (“Second Amended Report”) of Shrink Nanotechnologies, Inc.  for the period ended September 30, 2010, amends and restates our originally filed Form 10-Q which was originally filed on November 15, 2010 and amended by our filing of Amendment No. 1 on Form 10-Q/A, which was filed on November 29, 2010 (collectively, as amended and restated prior to the filing hereof,  the “Previous Report”).

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

This restatement reduces net loss for the three months and nine months ended September 30, 2010 by $22,500, and $67,500, respectively.   $180,000 of prepaid expenses have been removed from the balance sheets at September 30, 2010.

These restatements relate to non-cash entries in the 2010 financial statements including the consolidated statement of cash flows by a change in prepaid expenses.

The Form 10-Q/A also reclassifies approximately $514,667 of related party payables from its balance sheet line item “Accounts payable and accrued expense” to “Due to related parties,” to better characterize the nature of the liability.

The adjustments made as a result of the Restatement are specifically discussed in this Second Amended Report in Note 2.  “Restatement of Financial Statements”, of the Notes to Consolidated Financial Statements.

This Second Amended Report provides disclosure as at September 30, 2010, and does not, and is not intended to,   reflect events or disclosure occurring after the filing of the Original Report, other than the restatement for the matter discussed above.  Moreover, the Company has terminated one of its hallmark licenses, and has undergone significant business and other changes since the date of the Original Report.  Accordingly, this Second Amended Report should not be viewed as current information and should be considered only in conjunction with more recent reports and events.   Such reports include, among other things, the events described in the company’s current reports on Form 8-K and Forms 10-Q and Annual Report on Form 10-K for the year ended December 31, 2010, each as may be amended or supplemented from time to time, all of which reflect events and information after the date of the Original Report. The financial statements of the Company for the year ended December 31, 2009 have been restated and are reflected in our Annual Report on Form 10-K for the year ended December 31, 2010.  Contemporaneously with the Second Amended Report, the Company will file an amended Form 10-Q for the first and second quarters of 2010.

SHRINK NANOTECHNOLOGIES, INC.

SEPTEMBER 30, 2010 FORM 10-Q QUARTERLY REPORT

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

All references herein to share amounts and pricing information contained in this Report are as adjusted to give effect to the recent Forward Split

ii

Item 1.  Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(restated)
ASSETS

Current assets
Cash	$2,932	$58,539
Litigation receivable, discontinued operations	-	108,011
Other Receivable	10,000	-
Prepaid expenses	769,929	130,241
Total current assets	782,861	296,791

Prepaid expenses, non-current	68,355	-
Property, plant and equipment, net	105,229	140,054
Intangible assets, net	267,687	219,062

TOTAL ASSETS	$1,224,132	$655,907

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$778,544	$631,840
Due to former preferred stock shareholders	-	143,825
Due to a related party	525,417	354,500
Convertible debentures, net of discount	402,101	13,611
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,924,183	1,361,897

TOTAL LIABILITIES	1,924,183	1,361,897

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at September 30, 2010 and December 31, 2009 respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 192,906,182 and 172,921,485
at September 30, 2010 and December 31, 2009, respectively	192,907	172,921
Additional paid in capital	5,051,001	914,784
Accumulated deficit	(5,963,959)	(1,813,695)
TOTAL STOCKHOLDERS' DEFICIT	(700,051)	(705,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,224,132	$655,907

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)
					From Inception
	For the three months	For the three months	For the nine months	For the nine months	January 15, 2008
	September 30,	September 30,	September 30,	September 30,	through September 30,
	2010	2009	2010	2009	2010
	(restated)		(restated)		(restated)
Revenues:
Revenues, net	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Expenses
Research and development	32,777	-	165,918	73,554	367,686
Professional fees	26,152	50,332	110,815	97,679	261,931
General and administrative	993,886	537,977	3,341,155	811,269	4,762,600
Depreciation and amortization	36,612	12,733	68,908	17,009	99,390
Total operating expenses	1,089,427	601,042	3,686,796	999,511	5,491,607

Loss from operations	(1,089,427)	(601,042)	(3,686,796)	(999,511)	(5,491,607)

Other Income (Expense)
Interest expense	(186,711)	(17,550)	(463,468)	(31,636)	(498,056)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total Other Income (Expense)	(186,711)	(17,550)	(463,468)	(31,636)	(616,177)

Net loss from continued operations	(1,276,138)	(618,592)	(4,150,264)	(1,031,147)	(6,107,783)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	-	-	-	143,825
Income (loss) from discountinued operations	-	-	-	-	143,825
(Loss) Before Income Taxes	(1,276,138)	(618,592)	(4,150,264)	(1,031,147)	(5,963,959)

Income Taxes	-	-	-	-	-

NET (LOSS)	$(1,276,138)	$(618,592)	$(4,150,264)	$(1,031,147)	$(5,963,959)

Net income (loss) per common share, basic and diluted:
Net (loss) from continued operations	(0.01)	(0.00)	(0.02)	(0.01)	-
Net income from discontinued operations	-	-	-	-	-
Net (loss) per common share:	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$-

Weighted average common and common equivalent shares outstanding
Basic and diluted	192,781,409	166,409,750	186,583,602	99,568,530	110,752,513

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the nine months	For the nine months	January 15, 2008
	September 30,	September 30,	through September 30,
	2010	2009	2010
	(restated)		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,150,264)	$(1,031,147)	$(5,963,959)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation and amortization	68,908	17,009	99,390
Debt discount accretion	387,322	21,568	400,933
Non-cash share-based payments	2,771,141	518,037	3,310,940
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	123,186	(223,150)	(7,055)
Accounts receivable	98,011	(4,790)	(8,328)
Accounts payable and accrued liabilities	173,795	416,175	1,078,108
NET CASH USED IN OPERATING ACTIVITIES	(527,900)	(286,298)	(971,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	62,404	62,404
Additions to fixed assets	-	(13,535)	(16,113)
Additions to intangible assets	(82,707)	(106,033)	(205,105)
NET CASH FROM INVESTING ACTIVITIES	(82,707)	(57,164)	(158,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	12,500	12,500
Proceeds from issuance of common stock	-	355,000	355,001
Proceeds from convertible debentures	555,000	20,000	766,094
NET CASH FROM FINANCING ACTIVITIES	555,000	387,500	1,133,595

NET CHANGE IN CASH	(55,608)	44,038	2,932
CASH BALANCES
Beginning of period	58,539	37,940	-
End of period	$2,932	$81,978	$2,932

SUPPLEMENTAL DISCLOSURE:
Interest paid	$437	$125	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$831,229	$-	$-

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

NOTE 2.     RESTATED FINANCIAL STATEMENTS

The Company’s financial statements for the period ended September 30, 2010 have been restated to record $270,000 of expenses related to the BCGU, LLC Amended Operating Agreement Signature Bonus (the “Signature Bonus”) at the effective date of the Amended Operating Agreement, October 1, 2009 and remove $270,000 in prepaid expenses at October 1, 2009.  The Company has also reversed the subsequent expense accruals related to the prepaid balance.  The Restatement was due to an error resulting from the Company’s failure to properly recognize expenses in the appropriate period.  The Company determined that all of the services provided by BCGU, LLC related to the Signature Bonus had been provided immediately at the time of the agreement effective date and that there were no provisions found in the agreement that allowed the Company any type of recourse related to that amount.  The prepaid expense asset related to the Signature Bonus previously recorded for the period at September 30, 2010 has been removed in these restated financial statements.

The Company has also reclassifies amounts due to BCGU, LLC and Business Consulting Group Unlimited, Inc. from the line item “Accounts payable and accrued expenses” to “Due to related parties” on the Balance Sheets, to better characterize the nature of the liability.

The following summarized financial statements compare of the Company’s original and restated financial statements.

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS
(Unaudited)
	September 30,	September 30,
	2010	2010
	Original	Restated
ASSETS

Current assets
Cash	$2,932	$2,932
Other receivable	10,000	10,000
Prepaid expenses	859,929	769,929
Total current assets	872,861	782,861

Prepaid expenses, non-current	158,355	68,355
Property, plant and equipment, net	105,229	105,229
Intangible assets, net	267,687	267,687

TOTAL ASSETS	$1,404,132	$1,224,132

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,293,211	$778,544
Due to a related party	10,750	525,417
Convertible debentures, net of discount	402,101	402,101
Convertible debentures, net of discount, default - related party	218,121	218,121
Total current liabilities	1,924,183	1,924,183

TOTAL LIABILITIES	1,924,183	1,924,183

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value
issued and outstanding 20,000,000 at December 31, 2009	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value		-
issued and outstanding 172,921,485 at December 31, 2009	192,907	192,907
Additional paid in capital	5,051,001	5,051,001
Accumulated deficit	(5,783,959)	(5,963,959)
TOTAL STOCKHOLDERS' DEFICIT	(520,051)	(700,051)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,404,132	$1,224,132

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended September 30,	ended September 30,	ended September 30,	ended September 30,
	2010	2010	2010	2010
	Original	Restated	Original	Restated
Total operating expenses	$1,111,927	$1,089,427	$3,754,296	$3,686,796

Loss from operations	(1,111,927)	(1,089,427)	(3,754,296)	(3,686,796)

Total Other Income (Expense)	(186,711)	(186,711)	(463,468)	(463,468)

(Loss) Before Income Taxes	(1,298,638)	(1,276,138)	(4,217,764)	(4,150,264)

Income Taxes	-	-	-	-

NET (LOSS)	$(1,298,638)	$(1,276,138)	$(4,217,764)	$(4,150,264)

Net (loss) per common share:	$(0.01)	$(0.01)	$(0.02)	$(0.02)

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

For the year ending	Amount
2011	$10,360
2012	10,390
2013	10,360
2014	10,310
After 12/31/2014	223,607

NOTE 7.   PREPAID EXPENSES

Current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
	(restated)
Prepaid stock based consultant fees	$762,874	$120,333
Other prepaid expenses	7,055	9,908
Total Current Prepaid Expenses	$769,929	$130,241

Non-current prepaid expenses consisted of the following at:

	September 30,	December 31,
	2010	2009
	(restated)
Prepaid stock based consultant fees	$68,355	$-
Total Non-current Prepaid Expenses	68,355	$-

NOTE 8.  RESEARCH AND LICENSE AGREEEMENTS

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

The Company subleases space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and has continued as a month to month tenancy thereafter.   For the nine months ended September 30, 2010 $48,000 had been paid to Business Consulting Group Unlimited, Inc and $6,000 was owed to Business Consulting Group Unlimited, Inc.  This liability is recorded as a related party payable on our balance sheets on our balance sheets.

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by Panther and Baum, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  For the nine months ended September 30, 2010 $101,333 had been paid to BCGU, LLC and there was $508,667 owed to BCGU, LLC.  This liability is recorded as a related party payable on our balance sheets on our balance sheets.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  At such time BCGU, LLC had not converted any of its outstanding payables into a note.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) familiar with the affairs of the Company and its strategic direction, (iii) receiving minimal cash compensation for its efforts and is sustaining the risk of deferring most payments indefinitely, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be readily available from independent third parties.

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

NOTE 13.                   WARRANTS

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

NOTE 14.     STOCK OPTIONS

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

NOTE 15.   DISCONTINUED OPERATIONS – AUDIOSTOCKS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 (the “Original Report Date”), the condensed consolidated statement of cash flows for the same period and the consolidated balance sheet as of September 30, 2010. For a more detailed description of the restatement, see Note 2 – Restated Financial Statements. This report, accordingly, speaks as of the Original Report Date and does not update, or intend to update, other Company information or disclosure since such time.  This entire amended Report, and this Management Discussion and Analysis of Financial Condition and Results of Operations, accordingly, does not contain current information about the Company and should only be viewed or considered in conjunction with the more recent reports and information filed by the Company from time to time after the Original Report Date.

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

Operating Expenses

We had total operating expenses of $3,686,796 related to our Shrink operating activities for the nine months ended September 30, 2010, as compared to operating expenses of $999,511 for the same period of 2009.  For the three months ended September 30, 2010 we had $1,089,427 total operating expenses, as compared to operating expenses of $601,042 incurred during the three months ended September 30, 2009.

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

Net Loss From Operations

For the nine months ended September 30, 2010, we had a net loss of $4,150,264 from operations as compared to a net loss of $1,031,147 from operations for the period ended September 30, 2009.   For the three months ended September 30, 2010 we had a net loss of $1,276,138, as compared to a net loss of $618,592 during three months ended September 30, 2009.   Management attributes the increase in net loss to, an increase in operational and research activities relating to our Shrink business and, more recently to our funding efforts for Shrink.

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

Operating activities

Net cash used in operating activities was $527,900 for the nine months ended September 30, 2010, as compared to $286,298 used in operating activities during the same period in 2009.  The increase in net cash used in operating activities was mainly due to an increase in business operations, research and development activities and a lack of revenue.

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

The below risks speak as of September 30, 2010, and have been updated materially in subsequently filed reports specifically, and without limitation, as provided in our Annual Report on Form 10-K for the year ended December 31, 2010 and subsequent reports, as a result in significant business developments and changes.

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
10.9
Sponsored Research Agreement between the Company and The Regents of the University of California on behalf of Irvine campus, dated as of May 3, 2010.  (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2010)

10.10
Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010. (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, filed May 7, 2010)

10.11
Consulting Agreement dated as of January 4, 2010, between the Company and Justin Heit. (Incorporated by reference from Exhibit 10.12 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.12
Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc. (Incorporated by reference from Exhibit 10.13to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.13
Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon. (Incorporated by reference from Exhibit 10.14 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.14
Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll. (Incorporated by reference from Exhibit 10.15 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.15
Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson. (Incorporated by reference from Exhibit 10.16 to Quarterly Report on Form 10Q for period ended March 31, 2010, filed May 24, 2010)

10.16
Sponsored Research Agreement, dated as of September 14, 2010, between Shrink Nanotechnologies, Inc. and University of California, Irvine.  (Incorporated by reference from  Exhibit 10.16 to Quarterly Report on Form 10Q for period ended September 20, 2010, filed November 29, 2010)

10.17
Scientific Advisory Board Consulting Agreement, between the Company and Dr. Sayantani Ghosh. (Incorporated by reference from Exhibit 10.17 to Quarterly Report on Form 10Q for period ended June 30, 2010, filed August 16, 2010)

10.18
Consulting Agreement between the Company and Equire, LLC. Business Financial Advisory. (Incorporated by reference from  Exhibit 10.16 to Quarterly Report on Form 10Q for period ended September 20, 2010, filed November 29, 2010)

10.19
Patent and Know-How License Agreement between Shrink Nanotechnologies, Inc. and Corning Incorporated, dated as of July 26, 2010. (Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K, Date of Event: July 26, 2010, filed October 18, 2010)

10.20
Lease Agreement between Shrink Nanotechnologies, Inc. and The University of California on behalf of Irvine campus, dated as of October 1, 2010.  (Incorporated by reference from Exhibit 10.2 to Current Report on Form 8-K, Date of Event: July 26, 2010, filed October 18, 2010)

31.1           Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302.
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