Form 10-Q
period 2011-03-31
Shrink Nanotechnologies, Inc.
filed 2011-05-23
CIK 1355242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Address of principal executive offices)

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

SHRINK NANOTECHNOLOGIES, INC.

MARCH 31, 2011 FORM 10-Q QUARTERLY REPORT

i

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q (this “Report” or “Quarterly Report”) includes forward-looking statements within the meaning of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (thee “Exchange Act”).  These statements are expressed in good faith and based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

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

 These forward looking statements should be considered in addition to our risk factors (contained in this Quarterly Report under the heading “Risk Factors”).  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Risk Factors section in this Report.

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

All references to share amounts, exercise, sale or conversion prices in this Report are as adjusted to reflect post-Forward Split amounts and prices.

iii

PART I

Item 1.  Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$69,609	$2,131
Prepaid expenses	820	29,062
Total current assets	70,429	31,193

Property, plant and equipment, net	20,965	22,806
Intangible assets, net	51,945	52,948

TOTAL ASSETS	$143,339	$106,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$885,054	$962,484
Due to related parties	669,433	606,250
Convertible debentures, net of discount	102,445	446,479
Convertible debentures, net of discount, default - related party	283,121	238,121
Total current liabilities	1,940,053	2,253,334

TOTAL LIABILITIES	1,940,053	2,253,334

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000
at March 31, 2011 and December 31, 2010, respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 200,203,122 and 194,035,408
at March 31, 2011 and December 31, 2010, respectively	200,203	194,035
Additional paid in capital	6,699,573	5,982,525
Accumulated deficit	(8,716,490)	(8,342,947)
TOTAL STOCKHOLDERS' DEFICIT	(1,796,714)	(2,146,387)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$143,339	$106,947

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)
	For the three	For the three	From Inception
	months ended	months ended	January 15, 2008
	March 31,	March 31,	through March 31,
	2011	2010	2011
Revenues:
Revenues, net	$-	$-	$-
Cost of sales	-	-	-
Gross Profit	-	-	-

Expenses
Research and development	31,442	61,034	416,524
Professional fees	48,887	28,619	348,506
General and administrative	152,461	1,295,992	6,681,922
Loss on asset impairment	-	-	347,921
Depreciation and amortization	3,820	12,598	115,349
Total operating expenses	236,610	1,398,243	7,910,222

Loss from operations	(236,610)	(1,398,243)	(7,910,222)

Other Income (Expense)
Interest expense	(136,933)	(110,610)	(831,972)
Loss from extinguishment of debt	-	-	(118,121)
Total Other Income (Expense)	(136,933)	(110,610)	(950,093)

Loss from continuing operations	(373,543)	(1,508,853)	(8,860,315)

Discontinued Operations
Gain from discontinued operations of Audiostocks business	-	-	143,825
Income from discontinued operations	-	-	143,825
(Loss) Before Income Taxes	(373,543)	(1,508,853)	(8,716,490)

Income Taxes	-	-	-
NET (LOSS)	$(373,543)	$(1,508,853)	$(8,716,490)

Net income (loss) per common share, basic and diluted:
(Loss) from continuing operations	(0.00)	(0.01)
Income from discontinued operations	-	-
Net (loss) per common share:	$(0.00)	$(0.01)

Weighted average common and common equivalent shares outstanding
Basic and diluted	198,077,379	174,898,673

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three	For the three	From Inception
	months ended	months ended	January 15, 2008
	March 31,	March 31,	through March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(373,543)	$(1,508,853)	$(8,716,490)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation and amortization	3,820	12,598	115,349
Asset impairment	-	-	347,921
Debt discount accretion	115,965	90,228	681,277
Non-cash share-based payments	178,215	817,292	5,015,783
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Prepaid expenses	28,242	120,242	19,430
Accounts receivable	-	108,011	1,672
Accounts payable and accrued expenses	(14,246)	65,039	1,328,637
NET CASH USED IN OPERATING ACTIVITIES	(61,547)	(295,443)	(1,088,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Additions to equipment	(682)	-	(16,795)
Additions to intangible assets	(294)	(1,869)	(268,295)
NET CASH USED IN INVESTING ACTIVITIES	(976)	(1,869)	(222,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Proceeds from common stock to be issued	70,000	-	70,000
Proceeds from issuance of common stock	-	-	355,001
Proceeds from convertible debentures	60,000	335,000	943,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	130,000	335,000	1,380,595

NET CHANGE IN CASH	67,477	37,688	69,609
CASH BALANCES
Beginning of period	2,131	58,539	-
End of period	$69,609	$96,227	$69,609

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$-	$2,377,856	$-
Stock issued to satisfy convertible debt obligation	$527,071	$-	$527,071

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
For the three months ended March 30, 2011
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

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

No income tax benefit (expense) was recognized for the three months ended March 31, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved, the Company has cumulative net operating losses for tax purposes in excess of $8 million.

The Company and its subsidiaries currently have tax return periods open beginning with December 31, 2008 through December 31, 2010.

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Policies

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements.  This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In March 2010, FASB ratified Emerging Issues Task Force (EITF) guidance related to Revenue Recognition that applies to arrangements with milestones relating to research or development deliverables. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows

NOTE 5.   INTANGIBLE ASSETS

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies and trademarks.  Goodwill and other intangible assets are tested on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  Intangible assets with estimable useful lives and those assets with defined lives due to the legal nature of the asset are amortized over their estimated useful lives, of 8 years, using the straight-line method.

Intangible assets consisted of the following at:

	March 31,	December 31,
	2011	2010
Intangible Assets, net:
License	$42,235	$41,997
Trademarks	11,409	11,353
Less: Amortization	(1,699)	(402)
Total	$51,945	$52,948

To date, the Company has not utilized its current intellectual properties to manufacture products/parts for sale, testing and evaluation.  When/if we do begin to mass produce products, we will re-evaluate our amortization practice related to these intellectual properties.  During three months ended March 31, 2011 and 2010 the Company recorded $1,297 and $1,118 in amortization expense, respectively.   At this time, estimated future amortization for the balance of this fiscal year is expected to be $3,960 and amortization of the following amounts for the fiscal years ended on December 31 are expected to be as follows:

For the year ending	Amount
2012	$5,279
2013	5,279
2014	5,279
2015	5,279
Thereafter	26,869

NOTE 6.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the three months ended March 31, 2011 and 2010 the Company recorded $2,523 and $11,480 in depreciation expense, respectively.

	March 31,	December 31,
	2011	2010
Property Plant and Equipment, net:
Computer Software and Hardware	$9,559	$9,559
Furniture and Equipment	28,863	28,181
Building and Improvements	853	853
Accumulated Depreciation	(18,310)	(15,787)
Total	$20,965	$22,806

NOTE 7.   PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	March 31,	December 31,
	2011	2010
Prepaid stock based consultant fees	$-	$20,250
Other prepaid expenses	820	8,812
Total Current Prepaid Expenses	$820	$29,062

NOTE 8.  RESEARCH AND LICENSE AGREEEMENTS

A.   Research Agreement UC Regents Irvine Campus (May 2010)

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

 B.  MF3 Membership and DARPA (June 2010)

The Company has become party to a Consortium Agreement (or, the “DARPA Co-Funding Agreement”) among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, which is headquartered at the UCI, which provides for partial “matched” funding from the Defense Advanced Research Projects Agency.  The DARPA Co-Funding Agreement became effective as of June 1, 2010.  The terms of the DARPA Co-Funding Agreement provides, among other things, that DARPA will match the Company, dollar for dollar (i.e. will provide 50% of certain funding on a “matched” dollar for dollar basis with third parties, if any), for funding commitments made by the Company, through a sponsored research agreement that is otherwise eligible for DARPA marching funds.  We have not received any capital commitments for funding yet and no assurance can be made that we will make or secure additional financing for research projects that qualify for DARPA matching funds, or that we will remain eligible for the same.  As a result, for the three months ended March 31, 2011 the Company had not recorded any grant revenues related to this agreement.

C.   Research Agreement UC Regents Irvine Campus (September 2010)

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

D.   License Agreement with University of Chicago (November 2010)

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

In March 2011, we entered into an agreement in principle to spinoff our Blackbox Semiconductor, Inc. subsidiary into a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.  Shrink has negotiated a sale price of $75,000 plus retention of approximately 19.9% of the BlackBox parent company after sale, among other benefits.  At March 31, 2011, this spinoff transaction had not been finalized, therefore these financial statements do not include any effects from this spinoff.

 NOTE 9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31,	December 31,
	2011	2010
Accounts payable	$515,165	$470,469
Accrued stock based compensation	294,880	385,255
Accrued payroll	-	647
Accrued interest	75,009	106,113
Total	$885,054	$962,484

NOTE 10.  COMMITMENTS AND LEASES – RELATED PARTY

During the three months ended the Company received cash advances from Noctua Fund Manager, LLC, in the amount of $3,850.  Mark L. Baum, Esq. (“Baum”) our CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of March 31, 2011, there was $7,100 owed to the Noctua Fund Manager, LLC, $0 had been paid to the Noctua Fund Manager, LLC during the three months ended March 31, 2011.  This liability is recorded as due to related parties our balance sheets.

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease agreement was terminated on January 31, 2011.  As of March 31, 2011, $7,333 was owed to Business Consulting Group Unlimited, Inc. and during the three months ended March 31, 2011, $16,667 had been paid to Business Consulting Group Unlimited, Inc.   This liability is recorded as due to related parties on our balance sheets.

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

Effective as of January 31, 2011, we entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term ending in October 1, of 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  The Company was indebted to BCGU under the old agreement, in the amount of $615,000 which continues to be due and payable as of the date of the Second Amended Operating Agreement.

For the three months ended March 31, 2011, $121,000 had been paid to BCGU, LLC and there was $655,000 owed to BCGU, LLC at March 31, 2011.  This liability is recorded as due to a related party payable on our balance sheets.  There is an option within the Second Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreements into a convertible note.  At March 31, 2011, that option had not been exercised.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

Due to related parties consisted of the following at:

	March 31,	December 31,
	2011	2010
Due to Noctua Fund Manager, LLC	$7,100	$3,250
Due to Business Consulting Group Unlimited, Inc.	7,333	18,000
Due to BCGU, LLC	655,000	585,000
Total	$669,433	$606,250

The Company entered into a lease at the UCI Tech Portal, beginning on November 1, 2010, for approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for the Company’s UCI developed patents.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties, and provides for rent to be paid by the Company of $5,400 per year for up to 30 months ($450 per month).  The Company is currently occupying the space on month-to-month terms.

The Company’s rent expense for the three months ended March 31, 2011 and 2010 was $7,350 and $18,000, respectively.

At March 31, 2011, the Company did not have any future minimum lease payments for the next 5 years.

NOTE 11.                      CONVERTIBLE DEBENTURES, PRIVATE PLACEMENT OFFERING

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

On January 10, 2011, the Company issued a $60,000 14% convertible note to Noctua Fund, LP in exchange of $60,000 cash.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%), and interest payments on the note are due monthly.  The note is convertible into shares of our common stock at an original conversion price of $.17 per share.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price. At the time of the agreement date the market price of our stock was $.125 per share, therefore there was no beneficial conversion feature that applied to this debenture.

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

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,771.  In February 2011, the notes and their accrued interest were converted at $.10 per share into 5,277,714 shares of common stock, and pursuant to the stock issuances considered paid in full.

Notes Payable consists of the following at:

	March 31,	December 31,
	2011	2010
14% convertible notes due October 2012	$298,121	$238,121
12% convertible notes due November 2010	-	-
12% convertible notes due January 2011	-	225,000
12% convertible notes due February 2011	10,000	110,000
12% convertible notes due April 2011	50,000	50,000
12% convertible notes due May 2011	-	150,000
12% convertible notes due November 2011	117,000	117,000
Total convertible notes payable	$475,121	$890,121
Less: Discount on notes	(89,555)	(205,521)
Less: Current portion	(385,566)	(684,600)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2011	$475,121
2012	-
2013	-
Total	$475,121

As of March 31, 2011, the Company has notes payable due to a related party in the amount of $298,121 (which are represented on our consolidated balance sheet as $283,121, which is net of a $15,000 discount) with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

NOTE 12.                   FAIR VALUE MEASUREMENTS

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

NOTE 13.                   COMMON STOCK

The Company has made various private issuances of securities to fund its operations and satisfy obligations from time to time.

In January 2011, pursuant our 2010 Stock Incentive Plan, the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a member of our Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Stock Incentive Plan.

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,071.  In February 2011, the notes and their accrued interest were converted at $.10 per share into 5,277,714 shares of common stock, and pursuant to the stock issuances considered paid in full.

In February 2011, the Company issued 140,000 shares valued at $16,330 for payment of professional services provided during the year ended December 31, 2010 and thru February 2011.

In March 2011, the Company received $70,000 in cash.  In exchange, the Company agreed to issue 411,764 shares of common stock.  At March 31, 2011 these shares had not been issued.

In March 2010, the Company agreed to a vesting agreement whereby the Company issued 600,000 shares of common stock subject to restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to an accounting professional for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.  These shares vest as to 125,000 shares on each of the date of the agreement, March 1, 2010, March 1, 2011 and March 1, 2012, with the remaining 225,000 vesting on March 1, 2013.  The Company recognized an expense of $6,250 during the three months ended March 31, 2011 as a resulting of the vesting terms.

The Company recognized an expense of $7,939 in earned stock option expenses during the three months ended March 31, 2011.

NOTE 14.                   WARRANTS

There are 3,175,000 warrants immediately exercisable at March 31, 2011 and December 31, 2010, and 3,760,000 warrants outstanding at March 31, 2011 and December 31, 2010.

The following summarizes stock purchase warrants as of March 31, 2011 and December 31, 2010:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	500,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	3,260,000	0.20
Outstanding December 31, 2010	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding March 31, 2011	3,760,000	$0.20

There were no changes to in warrants outstanding for the three months ended March 31, 2011.

NOTE 15.     STOCK OPTIONS

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

During the three months ended March 31, 2011, 25,000 options were issued to the members of our advisory board.  These options are valued at $1,300 and are exercisable for 2 years following their effective date that begin to expire 2/25/2013.  During the three months ended March 31, 2011 the Company recorded a stock option expense of $7,939.

The options issued during the three months ended March 31, 2011 valued using a binomial valuation model.  The variables used in this option-pricing model included: (1) discount rates of 0.72%, (2) expected option life of 2 years, (3) expected volatility of 115% and (4) zero expected dividends.

The following summarizes options as of March 31, 2011 and December 31, 2010:
		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	650,000	0.19
Outstanding December 31, 2010	925,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	25,000	0.10
Outstanding March 31, 2011	950,000	$0.20

The following summarizes the changes in options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2011	25,000	$0.10	1.91	25,000	$0.10	2/25/2013

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

The Company entered into a Binding Letter of Intent with Nanopoint, Inc. a Delaware corporation with principal offices in Hawaii (“Nanopoint”), calling for the acquisition of 100% of the equity ownership of Nanopoint in exchange for up to 60,000,000 shares of the Company’s common stock to be paid if certain sales milestones are met.  In addition, the acquisition is dependent on completion of successful due diligence and contemplates a financing completion of not less than $500,000 and up to $1,000,000.  The transaction with Nanopoint, is subject to numerous closing conditions, and is set to close by May 31, 2011.  No assurance can be made that the parties will complete satisfactory due diligence, or complete a transaction or satisfy any of the other conditions to closing at this time.

In April 2011, the Company issued 40,000 shares valued at $3,740 for payment of professional services provided during the months of March and April.

In April 2011, the Company issued 102,041 shares valued at $10,000 for payment for consulting services and due diligence research related to certain biotech and biomedical businesses during the month April.

As of the date of this report, the Company had not finalized its agreement to spinoff our Blackbox Semiconductor, Inc. subsidiary (see Note 8.).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Report and the “Forward Looking Statements” section in the forepart of this Report (see page i above) and the “Risk Factors” set forth in Item 1A of Part II below of this Report, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  No assurance can be made that any of our forward looking statements will materialize as planned. In addition, the below is not intended as a complete business description but rather, supplements and updates information which may be contained in our Annual Report or other reports filed from time to time.

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

The Company has undergone, and continues to undergoe, marked changes since October of 2010, as we transition towards commercialization efforts and liquidate undesired assets.

Our business currently consists of four operating units: Cell Culturing Products; Microfluidic Systems and Kits; Special Substrates; and Internal Development and Acquisitions.

Our Cell Culturing Unit is dedicated to the commercialization of our stem cell culture platform known as StemDisc® and its related software, as well as NanoShrink® based tissue engineering substrates known for our Cell Align®.  Our Microfluidic Systems and Kits business is seeking to market a unique and patented modular microfluidic system we exclusively licensed from Corning Incorporated, as well as a version of NanoShrink® (metal enhanced fluorescence) that will enable the low cost development of two dimensional microfluidic system prototypes.  Our Special Substrates business is developing specialized versions of NanoShrink® substrates that have unique surface plasmon resonance capabilities and which may be integrated into existing market leading devices and systems.  Our Internal Development and Acquisitions Unit is actively developing technologies that are a part of a development and commercialization program, as well as engaging in due diligence on technologies and businesses we are in the process of evaluating for acquisition purposes.

Business Focus

The Company intends to direct its focus, and expects to continue to allocate a material portion of its resources, towards (1) the commercialization and development of technologies in its four business units as discussed in greater depth in this Report, and (2) making acquisitions of life sciences companies and high technology companies and technology assets that either supplement or otherwise enhance the Company’s core abilities and interests in the life sciences.

Assets; Intellectual Property and Research Agreements

Our assets include exclusive and non-exclusive patent rights, as more fully described in this Report and in our Annual Report, from agreements with third parties, as follows:

•
Our exclusive License Agreement with Corning, Inc.  (the “Corning License Agreement”) wherein the Company licensed the exclusive worldwide right to use and sublicense Corning’s patent-pending Modular Microfluidic System and Method for Building Modular Microfluidic System.

•
Our two Sponsored Research Agreements with the University of California Regents on behalf of University of California, Irvine campus entered into in May 2010 (the “Biosensing Research Agreement”), and in September 2010 (the “EB Research Agreement”), and rights to acquire additional license rights funded by us under these agreements, (the “Sponsored Research Agreements”).

•
The exclusive License Agreement (the “Chicago License Agreement”) between our wholly-owned subsidiary Blackbox and the University of Chicago (“Chicago”), wherein Blackbox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (a/k/a “electronic glue” chemistry) for fields of use other than thermoelectric applications. We have entered into an agreement to sell off our BlackBox subsidiary along with this license, and do not intend to invest material amounts into it prior to such time.

We also entered into other agreements, such as our agreement with the MF3 Consortium, accessing matching funds from MF3’s relationship with DARPA, that provides us with research co-funding agreements as more fully provided below. Finally, we intend to commercialize our assets through relationships with third party manufacturers we contract with.  No assurance can be made that the Company will have funds sufficient to further develop and license new technologies or to commercialize the ones we have.

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

The Company has dissolved its Shrink Solar, LLC entity which had no revenues or assets.

The Company’s BlackBox subsidiary, however, does still maintain its Chicago License Agreement.  This license became the core asset of our BlackBox subsidiary.  Late in 2010, the Company determined that it does not have sufficient capital or resources to dedicate to the BlackBox business and that further supporting BlackBox would detract from the Company’s other core competencies.  The Company has negotiated in principal a spin off transaction to sell its BlackBox business to an entity affiliated with current creditors and principles of the Company, who have agreed to allow the Company to liquidate the assets and and retain approximately 19.9% of the equity in the post-spin-out business (pre dilution) if successful.

Discussion of Business Strategy; Short Term Goals

Although management constantly monitors market trends, as well as available capital and has in the past, and continues to, refine and re-prioritize the Company’s goals, so as to attain commercialization as quickly as possible, the goals we will need to attain for our various businesses are currently:  (1) commercialization of existing and newer versions of StemDisc®, Cell Align® and NanoShrink® products; (2) entering into a joint development agreement to commercialize the Corning microfluidic system; (3) joint development of certain materials from our Special Substrates business unit; and (4) entering into technologically accretive and synergistic acquisitions.

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

We also have developed a Science Advisory Board (“SAB”).  Through the relationships with our SAB members, we have the exclusive right to certain intellectual property rights derived from their respective work for the Company.  To date, we have not filed any applications to protect intellectual property rights derived from work provided to the Company by a member of the SAB. Nonetheless, much of the Company’s scientific decision making process is guided in part by our SAB members.

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

To date the Company has paid $5,000 and owes $0 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

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

The Biosensing Research Agreement provides, among other things, that the Company will sponsor specified research relating to development of (i) integrated, manufacturable, nanostructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the Biosensing Research Agreement.  The Biosensing Research Agreement provides that the Historically, we have spent far less than the amounts we are otherwise committed to under the UCI Biosensing SRA. We have exclusive access to license intellectual property from the Biosensing Research Agreement beginning from July 1, 2009 forward according to the terms of the Biosensing Research Agreement.

Obligations under Biosensing Research Agreement

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the Biosensing Research Agreement.  To date the Company has paid $20,000 to the UC Regents and owes $13,469 under this agreement.  The Company does not have any capital commitments to satisfy the required cash payments under this contract. Any funding amounts under the Biosensing Research Agreement are subject to adjustment down based on actual expenditures on the research.

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

The Biosensing Research Agreement provides that in the event that we desire to license Additional IP, if any is discovered, such license must be pursuant to license terms annexed to the Biosensing Research Agreement (the “UCI Biosensing  License”).  We are not required to pay an initial license issue fee, and the terms of the annual license fee is $5,000 for rights to each Additional IP license we acquire, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we will be required to pay a fee of 30% of certain income generated from third party sublicenses of the Additional IP that are covered under the UCI Biosensing License, as well as royalty payments of: 2.5% of net sales where the first sale occurs within three years after the License Date; 4% of net sales where the first sale occurs between three and six years after the License Date; and 5% of net sales where the first sale occurs beyond six years after the License Date.  In each case, the minimum earned royalty payment paid shall be $15,000 commencing the year of the first commercial sale of the Additional IP licensed, subject to increase, if and as we expand the UCI Biosensing License to include additional patents from time to time.  With respect to any patent comprising the Additional IP, UC Regents reserves the right to utilize such intellectual property in connection for educational and research purposes, including research conducted for other sponsors.  A copy of the UCI Biosensing SRA License is included as an annex to the Biosensing Research Agreement, filed as an exhibit to our public filings, and is incorporated by reference herein.

Results of UCI Bisoensing Research To Date

To date, the Biosensing Research Agreement has led to two patent applications being filed with the USPTO.

We do not have any commitments for financings or grants for this agreement and no assurance can be made that the Company will attain the funding necessary to fulfill our funding obligations under the Biosensing Research Agreement or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

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

Agreements Terminated in 2010

During 2010 the Company terminated certain agreements for economic reasons and because alternative resources were available.  These terminated agreements include:

Our original microfluidics research agreement with the University of California, Merced, originally entered into in May of 2009, and the underlying Exclusive License Agreement with the UC Regents, Merced, for Processes for Microfluidic Fabrication and Other Inventions.  We no rely on these patents or intellectual property rights.  Nonetheless, the Company still owns and maintains its rights to the ShrinkChip® related trademarks, which were not part of the terminated agreement. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which are subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90- day period after termination.

Because the Company no longer is focusing on its solar segment, the Company also terminated its Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation.  This agreement provided for the appointment of Inabata as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and ShrinkChip™ RPS solar products to third parties (the “Solar Products”).

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies that are believed to be the most critical to fully understanding and evaluating the reported financial results include recoverability of intangible assets, the recovery of deferred income tax assets and share-based compensation.

Our intangible assets consist principally of intellectual properties such as licensing rights and trademarks. We are currently amortizing certain intangible assets using the straight line method based on an estimated legal life, of eight years.  The Company will re-evaluate its amortization practice once products related to these patents are put into full production.  When our products are placed in full production we can better evaluate market demand for our technology.

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. Once our intellectual property is placed into productive service, we expect to utilize a net present value of future cash flows analysis to calculate carrying value after an impairment determination.

As part of the process of preparing our consolidated financial statements, we must estimate our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheet. We must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, a valuation allowance must be established. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, the impact will be included in the tax provision in the statement of operations.

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

Recent Events

LOI To Spinoff BlackBox

The discovery, funding and procurement of the Chicago License Agreement was initially funded by Noctua Fund, L.P., which is a creditor of the Company and affiliated with members of management, so as to provide the Company with the first opportunity to capitalize on this asset. The Company, after much research and negotiation,  believes that it will take too long and require too much additional capital in a segment that is not currently within the Company’s core business focus and therefore has determined to sell BlackBox to another entity affiliated with management, at a price and terms negotiated by independent members of the board of directors.

LOI To Acquire Nanopoint

We recently executed a binding letter of intent with Nanopoint, Inc., a Hawaii-based life sciences instrumentation business.  This event was reported in a Form 8-K filed with the SEC on April 12, 2011.  The transaction with Nanopoint, is subject to numerous closing conditions, and is set to close by May 31, 2011, presuming all conditions, including a financing contingency, are met or waived.

BlackBox Semiconductor Divestiture

As previously disclosed, we have entered into an agreement to spin out the business and Chicago License Agreement, into a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.  Shrink has negotiated a sale price of $75,000, made a seed investment into BlackBox, and retained approximately 20% of the BlackBox parent company after sale, among other benefits.

Corporate History and Structure

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

Three months Ended March 31, 2011Compared to the Three months ended March 31, 2010

Results of Operations; Material Changes in Financial Condition; Development Stage Company

The Company, including its subsidiaries, has not had any revenues in 2011 or 2010, as it is a research and development stage company.

Operating Expenses

Shrink had total operating expenses of $373,543 for the three months ended March 31, 2011 and $1,508,853, as compared to the same period in 2010.  We expect operating expenses to continue to decrease as we look for new ways of conserving cash flow, focus in on our core business operations and invest further into those related research and development activities.

General and Administrative Expenses.  Our general and administration expenses decreased to $152,461 for the three months ended March 31, 2011, as compared to $1,295,992 for the same period in 2010.  This decrease was mainly due to a significant reduction in consulting contracts the Company had engaged in during 2010 that were not renewed in 2011.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.  With our products in final stages of testing we did not feel the need to renew these contracts and incur the additional fees.  The costs of hiring these consultants were a significant part of the higher amount of general and administrative expenses in 2010.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased to $48,887 for the three months ended March 31, 2011, as compared to $28,619 for the three months ended March 31, 2010.  The increase was due to an increase in accounting fees during the three months ended March 31, 2011.

Depreciation and Amortization. Our depreciation expenses decreased to $2,523 in the fiscal quarter ended March 2011, from $11,480  in the same period ended March 31, 2010, and our amortization expenses increased slightly to $1,297 in the period ended March 31, 2011 from $1,118 in 2010. The decrease in depreciation expenses was mainly due to the impairment of our Stockvert assets occurring near the end of our fiscal year ended December 31, 2010.

Interest Expense. Interest expense increased to $136,933 in the fiscal quarter ended March 31, 2011 from $110,610 in 2010, primarily due to increase in convertible note issuances and the expense recognition of the subsequent debt discount accretion.

We expect operating expenses to continue to decrease as we begin to weed out potential unnecessary costs, focus on our core technologies and their product development. We do not have capital commitments yet to cover any of our operating expenses.  To date, our capital needs for Shrink have been funded by primarily through restricted stock issuances and private convertible debt financing.

We have limited cash on hand, and to the extent we are able to negotiate with parties with whom we enter into business agreements with to accept stock in lieu of cash, these issuances could dilute the ownership of our shareholders.

Net Loss

For the three months ended March 31, 2011, we had a net loss of $373,543 net loss as compared to a net loss of $1,508,853 for the period ended March 31, 2010.  Management attributes the decrease in net loss mainly due to a significant reduction in consulting contracts the Company had engaged in during 2010 that were not renewed in 2011.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.  With our products in final stages of testing we did not feel the need to renew these contracts and incur the additional fees.  The costs of hiring these consultants were a significant part of the higher amount of general and administrative expenses in 2010.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through potential government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at March 31, 2011, and December 31, 2010, was $69,609 and $2,131, respectively.  The increase in cash is primarily attributable to a small financing commitment occurring near the end of the quarter ended March 31, 2011.  Near the end of the year ended December 31, 2010 management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to prior years, raising capital through the equity and debt financings.  The Company had no revenues during the periods ended March 31, 2011 and December 31, 2010.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Three months Ended March 31,
	2011	2010
Net cash used in operating activities	$(61,547)	$(295,443)
Net cash used in investing activities	(976)	(1,869)
Net cash provided by financing activities	130,000	335,000

Net Increase in Cash and Cash Equivalents	67,477	37,688
Cash and Cash Equivalent at Beginning of the Year	2,131	58,539
Cash and Cash Equivalent at End of the Year	$69,609	$96,227

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

The Company estimates that it will cost approximately $6,000,000 in deficit cash flows through 2014 until sustained potential profitability, and that substantial additional costs will be incurred in order to commercialize its Shrink related technologies.  The Company is not aware as to how much, if any, of these funds will be obtainable from private parties, government grants and/or offset by joint venturing development of our products.

Operating Activities

Net cash used in operating activities was $61,547 for the three months ended March 31, 2011, as compared to $295,443 used in operating activities during the same three month period in 2010. The decrease in net cash used in operating activities was mainly due to management minimizing certain administrative expenses and rent costs, lengthening our accounts payable policy and eliminating any expenses that no longer focused on our core technologies.

Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2011 was $976 as compared to $1,869 net cash used in investing activities during the three months ended March 31, 2010.  The decrease in net cash used in investing activities was mainly due to the termination of our license agreement with the Regents representing the University of California – Merced campus.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2011 was $130,000 as compared to March 31, 2010 which was $335,000. The decrease of net cash provided by financing activities was mainly attributable to financing efforts made by management during the first quarter of 2010 in order to obtain certain assets, maintain current business operations and research and development activities.

During the three months ended March 31, 2011, the Company issued a 14% $60,000 convertible note payable to Noctua Fund, LP, an affiliate, which is convertible at $.17 per share, in exchange the Company received $60,000 cash.  The Company also received cash in the amount of $70,000, to purchase 411,764 shares of the Company’s restricted common stock.

To date, a material portion of our operations, and of the operations of our Shrink subsidiary, have been funded by certain members of management and Noctua Fund, LP, which is an affiliate of Messrs. Baum and Panther, our current directors.  Specifically, and without limitation, Noctua Fund, LP loaned the Company over $238,000, as represented by the 14% convertible promissory notes, convertible at $.04 per share; and the above mentioned $60,000 14% convertible promissory note, convertible at $.17 per share, to fund operations.  Interest to date on the notes exceeds $66,600 and all of the foregoing notes to Noctua are in default.

During the three months ended March 31, 2010, the Company raised $335,000 through Convertible Note and Series A Warrant financing.  To date, the Company has raised a total of $635,000 through Convertible Note and Series A Warrant financing beginning in November 2009 through April 2010.  Further, we have raised an additional $117,000 through a Convertible Note and Series B Warrant financing in November 2010, with gross proceeds to the Company of $752,000.  The Company has issued over 6,406,900 shares as a result of conversions of some of these notes and their accrued interest totaling $639,993 (or principal balances of $575,000 and accrued interest amounts of $64,993).  Currently, approximately $177,000 is outstanding under these notes, which accrues interest at 12% and started becoming due commencing mid February 2011.

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

The Company estimates that it will cost approximately $6,000,000 in deficit cash flows until sustained potential profitability, and that substantial additional costs will be incurred in order to commercialize its Shrink related technologies.

Trends

We anticipate that, for the foreseeable future, our ability to attain conventional bank or secured financing for our products will be difficult as a result of our limited fungible assets and banking constraints that limit commercial loans available to weaker balance sheet companies like Shrink.  We are a cash-deprived company and must secure cash in order to operate going forward.  Capital raising activities will likely be dilutive to our shareholders.

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

Sublease with Business Consulting Group Unlimited, Inc. - Terminated

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease agreement was terminated on January 31, 2011.  As of March 31, 2011, $7,333 was owed to Business Consulting Group Unlimited, Inc. and during the three months ended March 31, 2011, $16,667 had been paid to Business Consulting Group Unlimited, Inc.   This liability is recorded as due to related parties on our balance sheets.

Operating Agreement and Services with BCGU, LLC

On May 29, 2009, the Company signed an operating agreement with BCGU, LLC, an entity indirectly controlled by James B. Panther, and Mark L. Baum, Esq., who are two of our directors and majority control persons, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  Effective as of January 31, 2011, we entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term ending in October 1, of 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  The Company was indebted to BCGU under the old agreement, in the amount of $615,000 which continues to be due and payable as of the date of the Second Amended Operating Agreement.  For the three months ended March 31, 2011, $121,000 had been paid to BCGU, LLC and there was $655,000 owed to BCGU, LLC at March 31, 2011.  This liability is recorded as due to related parties on our balance sheets.  There is an option within the Second Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreements into a convertible note.  On April 6, 2011, BCGU, LLC exercised its right to memorialize its debt in note form.  As a result the Company issued BCGU, LLC a 4% convertible promissory note with a principal balance of $675,000 (representing all unpaid accrued fees beginning in May 2009 through April 2011 under this agreement), that is convertible at $.06 per share and matures on April 6, 2012.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

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

In January 2011, pursuant our 2010 Stock Incentive Plan, the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a member of our Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Stock Incentive Plan.

In February 2011, the Company issued 140,000 shares valued at $16,330 for payment of professional services provided during the year ended December 31, 2010 and thru February 2011.

In April 2011, the Company issued 40,000 shares valued at $3,740 for payment of professional services provided during the months of March and April.

In April 2011, the Company issued 102,041 shares valued at $10,000 for payment for consulting services and due diligence research related to certain biotech and biomedical businesses during the month April.

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

All stock issuances are subject to Board approval.  In addition, any transactions with affiliates or management, such as the BlackBox letter of intent as well as any operating agreement or other agreement with affiliates, are subject to approval by the disinterested (unconflicted) board members.

Recent Accounting Pronouncements

We are not aware of any additional pronouncements that materially affect our financial position or results of operations.

Properties

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors, James B. Panther, and Mark L. Baum, Esq. pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. was terminated during this past quarter, as of January 31, 2011.
In September 2010, we entered into a lease for laboratory space with the University of California, Irvine (UCI) TechPortal™ technology facilitator center, which lease commenced November 1, 2010.  The lease provides approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for our UCI developed patents under the UCI Biosensing SRA.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties, and provides for rent of $5,400 per year with each party required to bear the costs of their own insurance and related expenses.  We did not effectively commence utilizing this space until November 2010, and in January, 2011 we moved our corporate headquarters to this location.  The Company is currently occupying the space on a month-to-month basis.  The foregoing are the material terms of our lease with the UCI Tech Portal, a copy of which is attached as an Exhibit to our Current Report Form 8-K, Filed November 1, 2010, the provisions of which are incorporated by reference herein.

Hedging and Derivative Activities

As at March 31, 2011, and, at March 31, 2010, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.                      Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended due to the material weakness noted in our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment we determined that, as of December 31, 2010, our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria.  See our Annual Report included in our Form 10-K for the year ended December 31, 2010, for a complete description of the material weaknesses identified.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of Page Intentionally Left Blank]

PART II

Item 1.                      Legal Proceedings.

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

Item 1A.                      Risk Factors.

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

Many of the present owners of our issued and outstanding securities acquired such securities at a cost substantially less than that of the open market.  In addition, the Company currently is indebted to Noctua Fund, LP for loans made to the Company or Shrink since 2008, as reflected on four 14% convertible promissory notes in the aggregate initial principal amounts totaling $298,121, plus accrued interest, these notes and accrued interest are convertible into common stock based on conversion prices at the times of the loans ($.04 per share, or approximately 7,900,000 shares, in aggregate as of April 30, 2011) all of which are currently in default.  Therefore, the shareholders will bear a substantial portion of the risk of dilution and losses.

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

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 475,000,000 common shares, of which 42% have been issued or reserved for issuance as of April 30, 2011.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 20,000,000 are already designated and issue and an addition 5,000,000 “blank check” preferred may be issued.  As of May 13, 2011, 200,345,163 shares of common stock are issued and outstanding and, the following shares are issuable underlying outstanding securities:

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

•
7,539,803 shares issuable upon conversion of $238,121 principal amounts of 14% convertible promissory notes, issued to Noctua Fund, LP beginning in May 2009, an affiliate of Messers Baum and Panther, convertible at $.04 per share  (or 5,953,032 shares inclusive of 1,586,771 shares underlying $63,471 of accrued interest, through April 30, 2011),  which note is currently in default,

•
$60,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, LP, an affiliate of Messers Baum and Panther reflecting loans made by it in 2011, convertible at $0.17 per share into an aggregate of 371,569 shares (or 352,942 shares inclusive of 18,627 shares underlying $3,167 of accrued interest, through March 31, 2011), which note is currently in default, and

•
11,250,00 issuable upon conversion of $675,000 principal amount of 4% convertible promissory Note issued to BCGU, LLC, an entity owned primarily by Messers Baum and Panther reflecting unpaid fees from May 2009 through April 2011, convertible at $0.06 per share.

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

No assurance can be made, that we will be able to raise additional capital, or, if we do, that the same will not have a material adverse effect on our capitalization or to our balance sheet.

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

If we are unable to conclude that we have effective internal control over financial reporting then we may not be able to raise capital from certain sources, or list on exchanges or the NASDAQ and investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.  In addition, we may not be able to complete our audits or financial statements in a timely fashion resulting in trading stoppages or delistings from the OTC bulletin Board system, if we are able to re-list.

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

[Remainder of Page Intentionally Left Blank]

 Item 2.                      Unregistered Sales of Equity Securities.

In January 2011, pursuant our 2010 Stock Incentive Plan, the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a member of our Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Stock Incentive Plan.

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,771.  In February 2011, the notes and their accrued interest were converted at $.10 per share into 5,277,714 shares of common stock, and pursuant to the stock issuances considered paid in full.

In February 2011, the Company issued 140,000 shares valued at $16,330 for payment of professional services provided during the year ended December 31, 2010 and thru February 2011.

In March 2011, the Company received $70,000 in cash.  In exchange, the Company agreed to issue 411,764 shares of common stock.  As of the date of this report, these shares had not been issued.

Item 3. Defaults Upon Senior Securities.

We are in default on payment of interest and principal upon the following notes:  14% Convertible Notes with a principal amount of $298,121 owed to Noctua Fund, LP, a copy of the notes which were filed as an exhibits to this report as incorporated from our Current Report on Form 8-K, filed May 8, 2009, our Current Report on Form 8-K, filed June 5, 2009 and our Annual Report on Form 10-K, filed April 15, 2011.  During the default period repayment of these notes are accelerated accrue interest at 18% with a total of approximately $364,759 of principal and interest due as at April 30, 2011.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Financial Statements and Schedules

The financial statements are set forth under Item 1 to this Quarterly Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Item 6. Exhibits.

The following exhibits are incorporated herein by reference to the following filings

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement, dated as of September 30, 2009, between the Company as Seller, Dao Information Systems, LLC, DAO Information Systems, Inc. and Luis J. Leung.
10.2	Meaux Street Partners LP $25,000 10% Convertible Promissory Note, dated July 1, 2008
10.3	The Sonkei Trust $25,000 First Amended 10% Convertible Promissory Note, dated July 1, 2008
10.4	September 30, 2008 Settlement Agreements with SixTech Desenvolvmento Sistemas de Informatica Ltda.
10.5	September 30, 2008 Settlement Agreements with David F. Rubin, DAO Information Systems, LLC., and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K
10.1	Licensing Consent Agreement, dated as of September 30, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC
10.2	First Amended Licensing Consent Agreement, dated as of November 25, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC

Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements between the Company and For Goodness
11.1.2	September 30, 2008 Settlement Agreements between the Company and Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement between the Company and Luis Leung
11.1.4	Second Amended License Consent Agreement dated as of November 30, 2008 between the Company and BCGU
11.1.5	Exhibit 3.1 March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement, dated as of January 15, 2009 between the Company and BCGU

Form 8-K	5/8/2009
10.1	Debt Consolidation Agreement with Noctua Fund L.P., dated May 7, 2009
10.2	$100,000 14% Secured Convertible Secured Promissory Note, issued May 7, 2009

Form 8-K	5/13/2009
10.1	Binding Letter of Intent to acquire Shrink Technologies, Inc., a California corporation

Form 8-K	5/15/2009
3.1	Certificate of ownership and merger, name change to Shrink Nanotechnologies, Inc.

Form 8-K	6/5/2009
10.1	Share Exchange Agreement between the Company, Marshall Khine and Shrink Technologies, Inc. (“Shrink”), dated as of May 29, 2009
10.2	Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, between the Regents of the University of California (“UC Regents”) and Shrink
10.3	Research Agreement, dated as of June 2008, between Shrink and UC Regents (Merced)
10.4	Office space sublease, between Shrink and Business Consulting Group Unlimited, Inc.
10.5	Operating Agreement, dated as of May 29, 2009, between Shrink and BCGU, LLC
10.6	Debt Consolidation Agreement, May 29, 2009, between Shrink and Noctua Fund LP
10.7	Note Exchange Agreement
10.8	Consulting Agreement with Dr. Michelle Khine
21.1	List of Subsidiaries of Registrant
99.1	Unaudited Pro Forma Financial Statements: Shrink Nanotechnologies, Inc.
99.2	Audited Financial Statements of Shrink Technologies, Inc.

Form 8-K	6/19/2009
3.2	Amended and restated Bylaws of Shrink Nanotechnologies, Inc.

Form 8-K	6/25/2009
10.1	Consulting Agreement Heiner Dreismann, dated June 22, 2009

Form 10-Q	11/25/2009
10.1	First Amended Operating Agreement

Form 8-K	12/29/2009
10.1	First Amended Asset Purchase Agreement with Dao Information Systems, Inc., dated as of December 7, 2009

Form 8-K	2/3/2010 and Amended on 4/8/2010
99.1	Overview of Shrink Nanotechnologies, Inc.

Form 10-K Report	4/14/2010
3.1	Certificate of Amendment to Articles of Incorporation
4.1	Form of Convertible Note 12%
4.2	Form of Series A Warrant
10.1	Subscription Agreement

Form 8-K	5/7/2010
10.1	Sponsored Research Agreement Between the Company and The Regents of the University of California on behalf of Irvine campus dated May 3, 2010
10.2	Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010

Form 10-Q	5/24/2010
10.12	Agreement dated as of January 4, 2010, between the Company and Justin Heit
10.13	Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc.
10.14	Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon.
10.15	Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll
10.16	Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson

Form 10-Q	8/16/2010
10.17	Scientific Advisory Board Consulting Agreement, between the Company and Dr. Sayantani Ghosh

Form 8-K	10/18/2010
10.1	Patent and Know-How License Agreement between Shrink Nanotechnologies, Inc. and Corning Incorporated, dated as of July 26, 2010
10.2	Lease Agreement between Shrink Nanotechnologies, Inc. and The University of California on behalf of Irvine campus, dated as of October 1, 2010

Form 8-K/A	10/25/2010
16.1	Letter from Auditor, Chisholm, Bierwolf, Nilson & Morrill, LLC

Form 10-Q/A	11/29/2010
10.16	Sponsored Research Agreement, dated as of September 14, 2010, between Shrink Nanotechnologies, Inc. and University of California, Irvine
10.18	Consulting Agreement between the Company and Equire, LLC. Business Financial Advisory

Form 8-K	12/21/2010
10.1	License Agreement between Blackbox Semiconductor, Inc. and the University of Chicago, dated as of November 30, 2010
10.2	Shrink Nanotechnologies, Inc. 2010 Stock Incentive Plan

Form S-8	1/13/2011
4.1	2010 Stock Incentive Plan
5.1	Opinion of Levy International Law, LLC on legality
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Levy International Law, LLC (included in Exhibit 5.1)
24.1	Power of Attorney (included on signature page to this Registration Statement)

Form 8-K/A	3/23/2011
10.1	Second Amended Operating Agreement between Shrink Nanotechnologies, Inc. and BCGU, LLC
10.2	Extension of Research Agreement with University of California Regents, Irvine
16.1	Letter from Auditor, Mark Bailey & Company, Ltd. Reno Nevada

Form 8-K	4/12/2011
10.1	Letter of Intent, dated as of March 29, 2011, between Shrink Nanotechnologies, Inc. and Nanopoint, Inc.

Form 10-K Report	4/15/2011
4.1	Principal Balance $60,000 14% Convertible Promissory Note issued to Noctua Fund, LP
4.2	Principal Balance $675,000 4% Convertible Promissory Note issued to BCGU, LLC
21.1	Subsidiaries

Filed Herewith in This Form 10-Q Report
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

Date: May 23, 2011                                                                                     Shrink Nanotechnologies, Inc.

By: /s/ Mark L. Baum, Esq.

    Mark L. Baum, Esq.

    CEO and President

    (Principal Executive Officer, Principal

    Financial Officer and Principal Accounting

    Officer)