Form 10-Q
period 2011-06-30
Shrink Nanotechnologies, Inc.
filed 2011-08-22
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

     .

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

(858) 751-7377

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

$.001 par value common stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

There were a total of 215,074,929 shares of the registrant’s common stock outstanding as of August 22, 2011.

SHRINK NANOTECHNOLOGIES, INC.

JUNE 30, 2011 FORM 10-Q QUARTERLY REPORT

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

Forward-looking statements include statements regarding, without limitation:

•

the development, commercialization and market acceptance of our “structured” cell culturing devices (StemDisc™) and related software, our microfluidic technology licensed in part from Corning Incorporated and, our shrinkable film based products such as CellAllign™ , NanoShrink™ and Metal-enhanced fluorescence substrates, and the costs related to bringing these technologies and products to market,

•

our immediate and growing need to raise the capital needed or obtain government grants to commercialize our products and implement our business plan,

•

our ability to access cash to fund our ongoing operations,

•

our ability to transition from an R&D company to a company with commercialized products,

•

our ability to innovate using our existing platform technology, a shrinkable plastic film material branded as “NanoShrink™” and to find new market accepted uses for the same,

•

the success of our BlackBox division share exchange in June of 2011, and our ability to monetize value from any shares of BlackBox that we still own,

•

our ability to secure and continue to access economical component and manufacturing sourcing for the various businesses we seek to engage in,

•

our ability to continue funding research and development relationships we have and/or may enter into,

•

our ability to secure certain critical licenses from third parties, some of which may be potential commercial competitors for one or more of our products,

•

our ability to find attractive acquisition candidates in the life sciences business,

•

the progress of our research and development activities,

•

our ability to further acquire, and hold and defend our intellectual property,

•

the projected growth in stem cell research and public policy changes relating to government funding of the same, and

•

the presumed size and growth of the market for lab-on-a-chip devices in life sciences.

These forward looking statements should be considered in addition to our risk factors (contained in our Annual Report for the year ended December 31, 2010 under the heading “Risk Factors”).  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Risk Factors section in this Report.

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

ii

PART I

Item 1.  Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$845	$2,131
Accounts receivable	10,000	-
Prepaid expenses	328	29,062
Inventory	1,670	-
Total current assets	12,843	31,193

Investment in BlackBox Semiconductor, Inc.	38,036	-
Property, plant and equipment, net	18,383	22,806
Intangible assets, net	12,263	52,948

TOTAL ASSETS	$81,525	$106,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$836,793	$856,371
Accrued interest	100,824	106,113
Deferred revenue	8,182	-
Due to related parties	70,833	606,250
Convertible debentures, default	60,000	-
Convertible debentures, net of discount, default - related party	285,621	238,121
Convertible debentures, related party	675,000	-
Convertible debentures, net of discount	74,750	446,479
Total current liabilities	2,112,003	2,253,334

TOTAL LIABILITIES	2,112,003	2,253,334

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000at June 30, 2011 and December 31, 2010, respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 214,345,163 and 194,035,408 at June 30, 2011 and December 31, 2010, respectively	214,344	194,035
Common stock issuable, 411,764 and 0 shares for June 30, 2011 and December 31, 2011, respectively	412	-
Equity subscriptions	(75,000)	-
Additional paid in capital	6,784,700	5,982,525
Accumulated deficit	(8,974,934)	(8,342,947)
TOTAL STOCKHOLDERS' DEFICIT	(2,030,478)	(2,146,387)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$81,525	$106,947

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	For the six	For the six	From Inception
	months ended	months ended	months ended	months ended	January 15, 2008
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2011	2010	2011	2010	2011
Revenues:
Service revenues, net	$1,818	$-	$1,818	$-	$1,818
Cost of sales	-	-	-	-	-
Gross profit	1,818	-	1,818	-	1,818

Expenses
Research and development	33,570	72,107	65,011	133,141	450,093
Professional fees	37,661	56,044	86,248	84,663	385,867
General and administrative	124,054	1,051,277	275,097	2,347,269	6,804,557
Loss on asset impairment	-	-	-	-	347,921
Depreciation and amortization	2,582	19,698	5,105	32,296	116,232
Total operating expenses	197,867	1,199,126	431,461	2,597,369	8,104,670
Loss from operations	(196,049)	(1,199,126)	(429,643)	(2,597,369)	(8,102,852)
				-
Other income (expense)
Interest expense	(60,620)	(166,147)	(197,553)	(276,757)	(892,591)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total other income (expense)	(60,620)	(166,147)	(197,553)	(276,757)	(1,010,712)

(Loss) from continuing operations	(256,669)	(1,365,273)	(627,196)	(2,874,126)	(9,113,564)

Discontinued Operations
(Loss) from discontinued BlackBox business	(1,775)	-	(4,792)	-	(5,195)
Income from discontinued Audiostocks business	-	-	-	-	143,825
Income (loss) from discontinued operations	(1,775)	-	(4,792)	-	138,630
(Loss) before income taxes	(258,444)	(1,365,273)	(631,988)	(2,874,126)	(8,974,934)

Income taxes	-	-	-	-	-
NET (LOSS)	$(258,444)	$(1,365,273)	$(631,988)	$(2,874,126)	$(8,974,934)

Net income (loss) per common share, basic and diluted:
(Loss) from continuing operations	(0.00)	(0.01)	(0.00)	(0.02)	-
Income (loss) from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	-
Net (loss) per common share:	$(0.00)	$(0.01)	$(0.00)	$(0.02)	$-

Weighted average common and common equivalent shares outstanding Basic and diluted	204,607,938	191,974,754	201,379,211	183,433,336	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six	For the six	From Inception
	months ended	months ended	January 15, 2008
	June 30,	June 30,	through June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(631,988)	$(2,874,126)	$(8,974,936)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation and amortization	7,283	32,296	118,812
Asset impairment	-	-	347,921
Debt discount accretion	150,771	229,539	716,083
Non-cash share-based payments	150,824	1,867,757	4,988,392
Loss from extinguishment of debt	-	-	118,121
Changes in assets and liabilities, net of effects from acquisitions
Accounts receivable	(10,000)	108,011	(8,328)
Prepaid expenses	28,734	122,270	19,922
Inventory	(1,670)	-	(1,670)
Accounts payable	(17,934)	(59,523)	617,170
Accrued interest	46,782	46,844	148,311
Due to related parties	119,333	100,000	722,583
Deferred revenue	8,182	-	8,182
NET CASH USED IN OPERATING ACTIVITIES	(149,683)	(426,932)	(1,179,437)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Additions to equipment	(682)	-	(16,795)
Additions to intangible assets	(1,171)	(39,845)	(269,172)
NET CASH USED IN INVESTING ACTIVITIES	(1,853)	(39,845)	(223,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	20,250	-	23,250
Proceeds from issuance of common stock to be issued	70,000	-	70,000
Proceeds from issuance of common stock	-	-	355,001
Proceeds from convertible debentures	60,000	535,000	943,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,250	535,000	1,403,845

NET CHANGE IN CASH	(1,286)	68,223	845
CASH BALANCES
Beginning of period	2,131	58,539	-
End of period	$845	$126,762	$845

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$-	$1,588,167	$-
Stock issued to satisfy convertible debt obligation	$527,072	$-	$527,072
Stock issued in share exchange of BlackBox Semiconductor, Inc.	$37,036	$-	$37,036
Convertible debt issue to satisfy related party payable	$675,000	$-	$675,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the six months ended June 30, 2011

(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. These consolidated financial statements have been prepared treating the Company as a development stage company, effective as of January 15, 2008.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Because of the recurring operating losses, limited revenues generated to date and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the Company’s statement of policy with regard to certain service contracts.

The Company records revenue from certain service contracts which include milestones using the milestone method if the milestones are determined to be substantive.  A milestone is considered to be substantive if management believes there is substantive uncertainty that it will be achieved and the milestone consideration meets all of the following criteria:

•

It is commensurate with either of the following:

o

The Company’s performance to achieve the milestone; or

o

The enhancement of value of the delivered item or times as a result of a specific outcome resulting from the Company’s performance to achieve the milestone.

•

It relates solely to past performance

•

It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement

The individual milestones are determined to be substantive or nonsubstantive in their entirety and milestone consideration is not bifurcated.

Related to these certain service contracts accounted for under the milestone method the Company may also receive service fees in advance upon signing of the contract.  Amounts in excess of revenue recognized are classified as deferred revenue on the consolidated balance sheet.

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

No income tax benefit (expense) was recognized for the six months ended June 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved, the Company has cumulative net operating losses for tax purposes of approximately $9 million.

The Company and its subsidiaries currently have tax return periods open to examination by Federal tax authorities beginning with December 31, 2008 through December 31, 2010.

Accounts Receivable

As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  There was no allowance for doubtful accounts at June 30, 2011 and December 31, 2010.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Investment in BlackBox Semiconductor, Inc.

The Company owns 19% interest in BlackBox Semiconductor, Inc., a publicly traded company and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to influence the operating and financial decisions of  BlackBox.  Under this method, the Company recognizes earnings and losses of BlackBox in its financial statements and adjusts the carrying amount of its investment in BlackBox accordingly. The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of BlackBox held by the Company. Any intra-entity profits and losses are eliminated.

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

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At June 30, 2011 there was $1,190,945 in convertible debt and its accrued interest outstanding, 20,000,000 preferred shares and stock options that total 52,631,287 in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 1,978,625 shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive due to the Company’s net loss. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the classifications used to prepare the 2011 financial statements.  These reclassifications had no material impact on the Company’s financial position, results of operations, or cash flow as previously reported.

NOTE 2. BLACKBOX SEMICONDUCTOR SHARE EXCHANGE, RELATED PARTY, DISCONTINUED OPERATIONS

In March 2011, the Company entered into an agreement in principle to transfer our BlackBox Semiconductor, Inc. subsidiary (the “BlackBox Subsidiary”) to a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.

On June 3, 2011, the Company finalized the agreement with BlackBox Semiconductor, Inc., f/k/a Visitrade, Inc., a Nevada corporation, a publicly traded company, (the “BlackBox Parent”), as purchaser, for the exchange of all of the shares of  BlackBox Subsidiary from the Company (the “Share Exchange”).

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. will receive $75,000 cash payable prior to December 31, 2011, and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity.  The cash received from the transaction shall  be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary. Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.

The primary asset of the BlackBox Subsidiary includes an exclusive License Agreement (the “Chicago License Agreement”) with the University of Chicago, granting to BlackBox Subsidiary the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246, and provisional applications 61/214,434 and 61,264,790) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License Agreement.

The foregoing transaction was deemed a related party transaction in that BlackBox Parent is controlled by Noctua Fund Manager, and its principals, namely, Messers Baum and Panther. These are the same principals that control the Company.  Accordingly, the Share Exchange has been accounted for as a transaction between entities under common control.

Because the transaction was between entities under common control, the Company did not record a gain or loss related to the Share Exchange.  The quoted market price of BlackBox Parent’s common stock received by Shrink Nanotechnologies, Inc. was equal to $12,159,000 at the date of the Share Exchange.  Due to factors including, but not limited to the transaction being consummated between entities under common control and lack of market/inactivity in BlackBox Parent’s common stock, the Company recorded the transaction based on the historical cost basis of BlackBox Subsidiary paid into by Shrink Nanotechnologies, Inc. and the cash consideration aspect of the Share Exchange.  Management has determined that the Company has the ability to influence the operating and financial decisions of BlackBox Semiconductor, Inc. following the transfer and has recorded this investment under the equity method of accounting.

The Company has disposed of all assets related to its previous business segment, BlackBox Subsidiary.  The Company has no revenues from this business, and no longer has any assets, or liabilities that will be or would be transferred, sold or disposed of related to this business segment through the date of discontinuance.  Nonetheless, as the accompanying consolidated financial statements reflect the year ended December 31, 2010, said financial statements include these operations prior to the completion of the Share Exchange.

The following condensed Balance Sheet represents BlackBox Subsidiary’s financial position as presented on a consolidated basis within the accompanying financial statements at June 3, 2011 (date of the Share Exchange) and December 31, 2010:

	At June 3,	At December 31,
	2011	2010
	(unaudited)
ASSETS
Cash	$-	$1,000
License, net	39,677	41,595
TOTAL ASSETS	$39,677	$42,595

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable	$1,641	$-
Due to Shrink Nanotechnologies, Inc.	-	41,998
TOTAL LIABILITIES	1,641	41,998

TOTAL STOCKHOLDERS' EQUITY	38,036	597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,677	$42,595

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements that are expected to have a material impact on the Company's consolidated financial statements.

NOTE 4. INVENTORY

Inventory at June 30, 2011 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at June 30, 2011 and December 31, 2010 consist of the following:

	June 30,	December 31,
	2011	2010
Finished goods	$1,528	$-
Raw materials	142	-
Total inventory	$1,670	$-

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

NOTE 5. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	June 30,	December 31,
	2011	2010
Prepaid stock based consultant fees	$-	$20,250
Other prepaid expenses	328	8,812
Total current prepaid expenses	$328	$29,062

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

Intangible assets consisted of the following at:

	June 30,	December 31,
	2011	2010
Intangible Assets, net:
License	$-	$41,997
Trademarks	12,263	11,353
Less: Amortization	-	(402)
Net	$12,263	$52,948

During June 2011 the Company completed a share exchange agreement with BlackBox Parent (see Note 2.) and as a result sold its ownership interests in BlackBox Subsidiary, which included the Company’s interest related to the license agreement with the University of Chicago.

During six months ended June 30, 2011 and 2010 the Company recorded $2,178 and $9,208 in amortization expense, respectively, related to the BlackBox intangible assets.

To date, the Company has not utilized its current trademarks to manufacture products/parts for sale, testing and evaluation.  However management expects to utilize the trademarks in the future.  Shrink continues to make the required legal filings and uses of the trademark, the trademarks have an indefinite life, therefore there is no amortization.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the six months ended June 30, 2011 and 2010 the Company recorded $5,105 and $23,088 in depreciation expense, respectively.

	June 30,	December 31,
	2011	2010
Property Plant and Equipment, net:
Computer Software and Hardware	$9,559	$9,559
Furniture and Equipment	28,863	28,181
Building and Improvements	853	853
Accumulated Depreciation	(20,892)	(15,787)
Net	$18,383	$22,806

 NOTE 8.  ACCOUNTS PAYABLE

Accounts payable consisted of the following at:

	June 30,	December 31,
	2011	2010
Accounts payable	$518,893	$470,469
Stock based payables	317,900	385,255
Accrued payroll	-	647
Total	$836,793	$856,371

NOTE 9.

Convertible NOTES, PRIVATE PLACEMENT OFFERING

The Company recognizes the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert the debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures.  This feature is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized to interest expense over the remaining outstanding period of related debt using the interest method.

A.

Convertible Note – Related Party

In April 2011, the Company issued to BCGU, LLC a 4% convertible promissory note with a balance of $675,000.  The note was issued under BCGU, LLC’s Operating agreement, and memorializes the unpaid, accrued fees resulting from the Operating Agreement at that time. The Note, is due on April 6, 2012, and is convertible at $.06 per share (the closing market price of the Company’s stock on the date of issuance).  There was no beneficial conversion feature that applied to this note.

BCGU, LLC, is an entity indirectly controlled by James B. Panther, and Mark L. Baum, Esq., who are two of the Company’s directors and majority control persons.

B.

Convertible Note – Related Party

On January 10, 2011, the Company issued a $60,000 14% convertible note to Noctua Fund, LP in exchange of $60,000 cash. The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%), and interest payments on the note are due monthly.  The note is convertible into shares of the Company’s common stock at an original conversion price of $.17 per share. The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price. At the time of the agreement date the market price of the Company’s stock was $.125 per share, therefore there was no beneficial conversion feature that applied to this note.

The Company has not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

 Baum, the Company’s president and CEO, and Panther, a director, are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, L.P., and are non-voting minority investors in the Noctua Fund, L.P.

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

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,771.  In February 2011, the notes and their accrued interest were converted at $.10 per share into 5,277,714 shares of common stock, and pursuant to the stock issuances considered paid in full.  At June 30, 2011, the Company had one note with a principal balance of $117,000 due in November 2011.   There are two notes with principal balances totaling $60,000 are currently in default, and accruing interest at 14%.  The default notes may be converted at anytime at a default conversion price of $.08 per share.

Notes Payable consists of the following at:

	June 30,	December 31,
	2011	2010
14% convertible notes due October 2012	$298,121	$238,121
12% convertible notes due January 2011	-	225,000
12% convertible notes due February 2011	10,000	110,000
12% convertible notes due April 2011	50,000	50,000
12% convertible notes due May 2011	-	150,000
12% convertible notes due November 2011	117,000	117,000
4% convertible note due April 2012	675,000	-
Total convertible notes payable	$1,150,121	$890,121
Less: Discount on notes	(54,749)	(205,521)
Less: Current portion	(1,095,372)	(684,600)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2011	$475,121
2012	675,000
2013	-
Total	$1,150,121

As of June 30, 2011, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $285,621, which is net of a $12,500 discount) with a maturity date of October 1, 2012. These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet. Interest payments are due monthly on these notes.

NOTE 10.  COMMITMENTS AND LEASES – RELATED PARTY

During the six months ended June 30, 2011, the Company received cash advances from Noctua Fund Manager, LLC, in the amount of $20,250.  Mark L. Baum, Esq. (“Baum”) the Company’s CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of June 30, 2011, there was $23,500 owed to the Noctua Fund Manager, LLC, $0 had been paid to the Noctua Fund Manager, LLC during the six months ended June 30, 2011.  This liability is recorded as due to related parties the Company’s balance sheets.

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease agreement was terminated on January 31, 2011.  As of June 30, 2011, $7,333 was owed to Business Consulting Group Unlimited, Inc. and during the six months ended June 30, 2011, $16,667 had been paid to Business Consulting Group Unlimited, Inc.   This liability is recorded as due to related parties on the Company’s balance sheets.

Effective as of January 31, 2011, the Company entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term ending in October 1, of 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  There is an option within the Second Amended Operating Agreement that allowed BCGU, LLC to convert outstanding payables related to the Operating Agreements into a convertible note. The Company was also indebted to BCGU under the old agreement, in the amount of $615,000 which continued to be due and payable as of the date of the Second Amended Operating Agreement.

In April 2011, the Company issued to BCGU, LLC a 4% $675,000 convertible note for the amounts due (see Note 9 for more detail related to this convertible note.).  For the six months ended June 30, 2011, $121,000 had been paid to BCGU, LLC under the Second Amended Operating Agreement and there was $40,000 owed to BCGU, LLC at June 30, 2011 (excluding amounts due under the 4% convertible note).   This liability is recorded as due to a related party payable on the Company’s balance sheets.   Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties.

Due to related parties consisted of the following at:

	June 30,	December 31,
	2011	2010
Due to BCGU, LLC	$40,000	$585,000
Due to Business Consulting Group Unlimited, Inc.	7,333	18,000
Due to Noctua Fund Manager, LLC	23,500	3,250
Total	$70,833	$606,250

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

The Company’s rent expense for the six months ended June 30, 2011 and 2010 was $8,700 and $36,000, respectively.

At June 30, 2011, the Company did not have any future minimum lease payments for the next 5 years.

NOTE 11. COMMON STOCK

The Company has made various private issuances of securities to fund its operations and satisfy obligations from time to time.

In January 2011, pursuant the Company’s 2010 Stock Incentive Plan, the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a member of the Company’s Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Stock Incentive Plan.

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

In March 2011, the Company received $70,000 in cash.  In exchange, the Company agreed to issue 411,764 shares of common stock.  At June 30, 2011 these shares had not been issued.

In April 2011, the Company issued 40,000 shares valued at $3,740 for payment of professional services provided during the months of March and April.

In April 2011, the Company issued 102,041 shares valued at $10,000 for payment for consulting services and due diligence research related to certain biotech and biomedical businesses during the month April.

In June 2011, the Company issued 14,000,000 shares as part of the BlackBox Share Exchange (see Note 2.) and recorded an equity subscription receivable in amount of $75,000.

In March 2010, the Company agreed to a vesting agreement whereby the Company issued 600,000 shares of common stock subject to restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to an accounting professional for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.  These shares vest as to 125,000 shares on each of the date of the agreement, March 1, 2010, March 1, 2011 and March 1, 2012, with the remaining 225,000 vesting on March 1, 2013.  The Company recognized an expense of $12,500 during the six months ended June 30, 2011 as a result of the vesting terms.

The Company recognized an expense of $12,629 in earned stock option expenses during the six months ended June 30, 2011.

NOTE 12.

WARRANTS

The following summarizes stock purchase warrants as of June 30, 2011 and December 31, 2010:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	500,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	3,260,000	0.20
Outstanding December 31, 2010	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding June 30, 2011	3,760,000	$0.20

There were no changes to in warrants outstanding for the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, 25,000 options were issued to the members of the Company’s advisory board. These options are valued at $1,300 and are exercisable for 2 years following their effective date that begin to expire 2/25/2013. During the six months ended June 30, 2011 the Company recorded a stock option expense of $7,939.

The options issued during the six months ended June 30, 2011 were valued using a binomial valuation model.  The variables used in this option-pricing model included: (1) discount rates of 0.72%, (2) expected option life of 2 years, (3) expected volatility of 115% and (4) zero expected dividends.

The following summarizes options as of June 30, 2011 and December 31, 2010:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	650,000	0.19
Outstanding December 31, 2010	925,000	$0.20
Expired/Retired	(75,000)	0.20
Exercised	-	-
Issued	25,000	0.10
Outstanding June 30, 2011	875,000	$0.17

The following summarizes the changes in options issued during the six months ended June 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2011	25,000	$0.10	1.91	25,000	$0.10	2/25/2013

NOTE 14. SERVICE AGREEMENTS

In May of 2011, the Company entered into a service agreement with a worldwide, market leading company that supplies brands and solutions that enhance the world with improved health, hygiene and well-being (the “Customer”). Under the terms of the contract Shrink will provide the Customer with temporary services in the field of nanotechnology-enabled diagnostics. Shrink was due $10,000 at signing of the contract and is eligible to receive future milestone payments of up to $40,000. Specifically related to the milestone payments, the Company will be due: (i) $20,000 upon proof of concept data and (ii) $20,000 upon quantifying the range and sensitivity of certain diagnostics.  The $10,000 due at signing is being amortized over the life of the contract ending March 30, 2012. Management had determined the milestones are substantive and will require the revenue to be recognized under the milestone method in accordance with the Company’s revenue policy.  To date there has been no revenue recognized related to the achievement of milestones.

NOTE 15. SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on the Company’s evaluation, nothing other than the events described below need to be disclosed.

In July 2011, the Company issued 411,764 shares in exchange for $70,000 received in March 2011.

In July 2011, the Company issued 99,999 shares valued at $7,470 for payment of professional services provided during the months of May, June and July.

In August 2011, the Company issued 218,003 shares valued at $18,000 for payment to a consultant for research and development services provided during the months of February through July.

On August 1, 2011, Shrink commenced a new lease for 700 square feet of office space.  The term of the lease is through March of 2012. The cost of the lease is $1,500 per month including electricity costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Report and the “Forward Looking Statements” section in the forepart of this Report (see page ii above) and the “Risk Factors” set forth in our Annual Report filed on Form 10-K for the year ended December 31, 2010, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  No assurance can be made that any of our forward looking statements will materialize as planned. In addition, the below is not intended as a complete business description but rather, supplements and updates information which may be contained in our Annual Report or other reports filed from time to time.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. For ease of reference we use certain defined terms as defined in “Use of Terms” on page iii above, in the forepart of this Report.

Background

General

We are, with our subsidiaries, dedicated to commercializing biotechnology and other high technology intellectual property, know-how and related products, from universities and medium to large commercial businesses, that may be deployed as commercial products or licensing opportunities in the near (immediate to 2 years) and mid-term (2-4 years).  We have also recently undertaken a program to seek to acquire small companies (or business segments of larger companies) with developed and ready-to-go-to-market products, strong intellectual property portfolios, management and operational infrastructure.  Historically, we have primarily focused our resources in the life sciences market; however, we also have successfully acquired technologies in, for example, the semiconductor space.  With all technologies we acquire and allocate our limited resources to, our objective is to develop products and intellectual property resources in order to generate cash flow, and ultimately, value for our shareholders.

The Company has undergone, and continues to undergo, marked changes as we transition towards commercialization efforts and liquidate undesired assets.

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

Our assets also included, through June 3, 2011, the exclusive License Agreement (the “Chicago License Agreement”) between our previously wholly-owned subsidiary BlackBox and the University of Chicago (“Chicago”), wherein BlackBox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (a/k/a “electronic glue” chemistry) for fields of use other than thermoelectric applications. We have completed the sale of our BlackBox subsidiary along with this license to BlackBox Semiconductors, Inc., a Nevada corporation (“BlackBox Parent”).

We also entered into other agreements, such as our agreement with the MF3 Consortium, accessing matching funds from MF3’s relationship with DARPA.  This agreement could provide us with research co-funding agreements as more fully provided below. Finally, we intend to commercialize our assets through relationships with third party manufacturers we contract with.  No assurance can be made that the Company will have funds sufficient to further develop and license new technologies or to commercialize the ones we have.

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

In March 2011, we entered into an agreement in principle to transfer our BlackBox Semiconductor, Inc. subsidiary (the “BlackBox Subsidiary”) to a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.

On June 3, 2011, we  finalized the agreement with BlackBox Semiconductor, Inc., f/k/a Visitrade, Inc., a Nevada corporation, a publicly traded company, (the “BlackBox Parent”), as purchaser, for the exchange of all of the shares of  BlackBox Subsidiary from the Company (the “Share Exchange”).

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. will receive $75,000 cash payable prior to December 31, 2011, and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity.  The cash received from the transaction shall be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary.   Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.

The primary asset of the BlackBox Subsidiary includes an exclusive License Agreement (the “Chicago License Agreement”) with the University of Chicago, granting to BlackBox Subsidiary the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (US PTO Application No. PCT/US10/32246, and provisional applications 61/214,434 and 61,264,790) and future patent applications filed by the University of Chicago based on certain other patentable technologies described in the Chicago License Agreement.

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

To date the Company has paid $5,000, and at June 30, 2011 owes $0 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

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

Obligations under Biosensing Research Agreement

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the Biosensing Research Agreement.  To date the Company has paid $20,000 to the UC Regents and owes additional sums under this agreement.  The Company does not have any capital commitments to satisfy the required cash payments under this contract. Any funding amounts under the Biosensing Research Agreement are subject to adjustment down based on actual expenditures on the research.

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

Results of UCI Biosensing Research To Date

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

License Agreement with University of Chicago - Sold

Effective June 3, 2011, following the Share Exchange involving our BlackBox Subsidiary the License Agreement with the University of Chicago is no longer a part of our operations and business focus.

Agreements Terminated in 2010

During 2010 the Company terminated certain agreements for economic reasons and because alternative resources were available.  These terminated agreements include:

Our original microfluidics research agreement with the University of California, Merced, originally entered into in May of 2009, and the underlying Exclusive License Agreement with the UC Regents, Merced, for Processes for Microfluidic Fabrication and Other Inventions.  We no longer rely on these patents or intellectual property rights.  Nonetheless, the Company still owns and maintains its rights to the ShrinkChip® related trademarks, which were not part of the terminated agreement. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which are subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90- day period after termination.

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

Our intangible assets consist principally of intellectual properties such as trademarks. Shrink continues to make the required legal filings and uses of the trademarks, the trademarks have an indefinite life, therefore there is no amortization.  The Company will re-evaluate its amortization practice once products related to these trademarks are put into full production.  When our products are placed in full production we can better evaluate market demand for our technology.

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

Recent Events

Share Exchange BlackBox

The discovery, funding and procurement of the Chicago License Agreement was initially funded by Noctua Fund, L.P., which is a creditor of the Company and affiliated with members of management, so as to provide the Company with the first opportunity to capitalize on this asset. The Company, after much research and negotiation, believed that it will take too long and require too much additional capital in a segment that is not currently within the Company’s core business focus and therefore determined to transfer BlackBox to another entity affiliated with management, at a price and terms negotiated by independent members of the board of directors.  We therefore entered into an agreement to transfer the business and Chicago License Agreement, with a separate public company.  Shrink negotiated a sale price of $75,000, made a seed investment into BlackBox, and retained approximately 19.9% of the BlackBox parent company after the share exchange, among other benefits.  The payment of the $75,000 is pending and is expected to be received prior to 2011 year end.

LOI to Acquire Nanopoint and Termination of the Same

We recently executed a binding letter of intent with Nanopoint, Inc., a Hawaii-based life sciences instrumentation business.  This event was reported in a Form 8-K filed with the SEC on April 12, 2011.  The transaction with Nanopoint, was subject to numerous closing conditions, and was to close by May 31, 2011, presuming all conditions, including a financing contingency, are met or waived.  Following our due diligence, the transaction was terminated as of May 31, 2011.

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

Below is a chart of our organizational structure:

The Company has negotiated a share exchange of our BlackBox business and will retain approximately 19.9% of the equity in the post-transaction business (pre dilution).

Our common stock is quoted on the OTC Market under the symbol “INKN.”

Our principal operational offices are located at 4100 Calit2 Building, Irvine, CA 92697-2800.  Our principal corporate contact is Mark L. Baum, Esq. who may be reached at (858)751-7374.  Mr. Baum does not work on Shrink activities on a full time basis.  Our main corporate website is www.shrinknano.com.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenue

The Company, recorded $1,818 in revenues for the three and six months ended June 30, 2011, and no revenues, as compared to the same periods in 2010.  The revenues recorded in 2011 are related to a service contract signed in May 2011.  Shrink was due $10,000 at signing of the contract, which is being recognized throughout the length of the contract, and is eligible to receive future milestone payments of up to $40,000 due upon the delivery of specified services.

Operating Expenses

Shrink had total operating expenses of $431,461 for the six months ended June 30, 2011 as compared to $2,597,369 for the same period in 2011.  For the three months ended June 30, 2011 Shrink had total operating expenses of $197,867 and $1,199,126, as compared to the same period in 2010.  We expect operating expenses to continue to decrease as we look for new ways of conserving cash flow, focus in on our core business operations and invest further into those related research and development activities.

General and Administrative Expenses.  Our general and administration expenses decreased to $275,097 for the six months ended June 30, 2011, as compared to $2,347,269 for the same period in 2010 and $124,054 for the three months ended June 30, 2011, as compared to $1,051,277 for the same period in 2010.  This decrease was mainly due to a significant reduction in consulting contracts the Company had engaged in during 2010 that were not renewed in 2011.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.  With our products in final stages of testing we did not feel the need to renew these contracts and incur the additional fees.  The costs of hiring these consultants were a significant part of the higher amount of general and administrative expenses in 2010.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased slightly to $86,248 for the six months ended June 30, 2011, as compared to $84,663 for the same period ended in 2010 and decreased to $37,661 for the three months ended June 30, 2011, as compared to $56,044 for the three months ended June 30, 2010.  The slight change was due to a reduction in legal costs during the three months ended June 30, 2011 and an increase in accounting fees for the six months ended June 30, 2011.

Depreciation and Amortization. Our depreciation and amortization expenses decreased to $5,105 for the six months ended June 30, 2011, as compared to $32,296 for the same period ended in 2010 and $2,582 in the three months ended June 30, 2011, from $19,698 in the same period ended June 30, 2010.  The decrease in depreciation and amortization expenses was mainly due to the impairment of our Stockvert assets occurring near the end of our fiscal year ended December 31, 2010 and the Share Exchange of our BlackBox subsidiary.

Interest Expense. Interest expense decreased to $197,553 for the six months ended June 30, 2011, as compared to $276,757 for the same period ended in 2010 and $60,620 in the three months ended June 30, 2011 from $166,147 in 2010, primarily due to the decrease in convertible note issuances and the expense recognition of the subsequent debt discount accretion.

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

Discontinued Operations – BlackBox

The Company, after much research and negotiation, believed that it will take too long and require too much additional capital in a segment that is not currently within the Company’s core business focus and therefore determined to transfer our interest in BlackBox to another entity affiliated with management, at a price and terms negotiated by independent members of the board of directors.  We therefore finalized an agreement on June 3, 2011 to transfer the business and Chicago License Agreement, with a separate public company.

We do not currently incur material expenses related to BlackBox.  No assurance can be made that we will be successful in monetizing any value from the BlackBox Parent shares received in the transaction or that said shares will exhibit liquidity.

Because we no longer operate in this segment, management believes that extensive disclosure on this business is not material to an understanding of our core business and therefore meaningful to investors.  Accordingly, the focus of this Report is on our ongoing Shrink related research and development business and business plans.

Net Loss

For the six months ended June 30, 2011, we had a net loss of $631,988 as compared to $2,874,126 for the same period ended in 2010 and $258,444 net loss for the three months ended June 30, 2011 as compared to a net loss of $1,365,273 for the period ended June 30, 2010.  Management attributes the decrease in net loss mainly due to a significant reduction in consulting contracts the Company had engaged in during 2010 that were not renewed in 2011.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.  With our products in final stages of testing we did not feel the need to renew these contracts and incur the additional fees.  The costs of hiring these consultants were a significant part of the higher amount of general and administrative expenses in 2010.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through potential government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at June 30, 2011, and December 31, 2010, was $845 and $2,131, respectively.  The decrease in cash is primarily attributable to a decrease in financing commitments made during the six months ended June 30, 2011.  Management has been primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to prior years, raising capital through the equity and debt financings.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).  Historically, our largest shareholders have provided operating capital, and therefore we are extremely reliant on their continued support.  However, there can be no assurance that the same historical support will be made available going forward.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Six months Ended June 30,
	2011	2010
Net cash used in operating activities	$(149,683)	$(426,932)
Net cash used in investing activities	(1,853)	(39,845)
Net cash provided by financing activities	150,250	535,000

Net Increase (Decrease) in Cash and Cash Equivalents	(1,286)	68,223
Cash and Cash Equivalent at Beginning of the Year	2,131	58,539
Cash and Cash Equivalent at End of the Year	$845	$126,762

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

Operating Activities

Net cash used in operating activities was $149,683 for the six months ended June 30, 2011, as compared to $426,932 used in operating activities during the same six month period in 2010. The decrease in net cash used in operating activities was mainly due to management minimizing certain administrative expenses and rent costs, lengthening our accounts payable policy and eliminating any expenses that no longer focused on our core technologies.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $1,853 as compared to $39,845 net cash used in investing activities during the six months ended June 30, 2010.  The decrease in net cash used in investing activities was mainly due to the termination of our license agreement with the Regents representing the University of California – Merced campus and the BlackBox Share Exchange.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 was $150,250 as compared to June 30, 2010 which was $535,000. The decrease of net cash provided by financing activities was mainly attributable to financing efforts made by management during the first six months of 2010 in order to obtain certain assets, maintain current business operations and research and development activities.

During the six months ended June 30, 2011, the Company issued a 14% $60,000 convertible note payable to Noctua Fund, LP, an affiliate, which is convertible at $.17 per share, in exchange the Company received $60,000 cash.  The Company also received cash in the amount of $70,000, to purchase 411,764 shares of the Company’s restricted common stock.

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

During the six months ended June 30, 2010, the Company raised $535,000 through Convertible Note and Series A Warrant financing.  To date, the Company has raised a total of $635,000 through Convertible Note and Series A Warrant financing beginning in November 2009 through April 2010.  Further, we have raised an additional $117,000 through a Convertible Note and Series B Warrant financing in November 2010, with gross proceeds to the Company of $752,000.  The Company has issued over 6,406,900 shares as a result of conversions of some of these notes and their accrued interest totaling $639,993 (or principal balances of $575,000 and accrued interest amounts of $64,993).  Currently, approximately $177,000 is outstanding under these notes, which accrues interest at 12% and started becoming due commencing mid February 2011.

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

Historically, our largest shareholders have provided operating capital, and therefore we are extremely reliant on their continued support.  However, there can be no assurance that the same historical support will be made available going forward.

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

Sublease with Business Consulting Group Unlimited, Inc. - Terminated

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease agreement was terminated on January 31, 2011.  As of June 30, 2011, $7,333 was owed to Business Consulting Group Unlimited, Inc. and during the six months ended June 30, 2011, $16,667 had been paid to Business Consulting Group Unlimited, Inc.   This liability is recorded as due to related parties on our balance sheets.

Operating Agreement and Services with BCGU, LLC

On May 29, 2009, the Company signed an operating agreement with BCGU, LLC, an entity indirectly controlled by James B. Panther, and Mark L. Baum, Esq., who are two of our directors and majority control persons, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  Effective as of January 31, 2011, we entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term ending in October 1, of 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  The Company was indebted to BCGU under the old agreement, in the amount of $615,000 which continues to be due and payable as of the date of the Second Amended Operating Agreement.  There is an option within the Second Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreements into a convertible note.  On April 6, 2011, BCGU, LLC exercised its right to memorialize its debt in note form.  As a result the Company issued BCGU, LLC a 4% convertible promissory note with a principal balance of $675,000 (representing all unpaid accrued fees beginning in May 2009 through April 2011 under this agreement), that is convertible at $.06 per share and matures on April 6, 2012.  For the six months ended June 30, 2011, $121,000 had been paid to BCGU, LLC under the operating agreement and there was $40,000 owed to BCGU, LLC at June 30, 2011 (excluding amounts due under the 4% convertible note).  This liability is recorded as due to related parties on our balance sheets.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties.

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

In June 2011, the Company issued 14,000,000 shares as part of the BlackBox Share Exchange (see Note 2 in the Notes to the Consolidated Financial Statements.) and recorded an equity subscription receivable in amount of $75,000.

In July 2011, the Company issued 411,764 shares in exchange for $70,000 received in March 2011.

In July 2011, the Company issued 99,999 shares valued at $7,470 for payment of professional services provided during the months of May, June and July.

In August 2011, the Company issued 218,003 shares valued at $18,000 for payment to a consultant for research and development services provided during the months of February through July.

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

All stock issuances are subject to Board approval.  In addition, any transactions with affiliates or management, such as the BlackBox Share Exchange as well as any operating agreement or other agreement with affiliates, are subject to approval by the disinterested (unconflicted) board members.

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

On August 1, 2011, Shrink commenced a new lease for 700 square feet of office space.  The term of the lease is through March of 2012.  The cost of the lease is $1,500 per month including electricity costs.

Hedging and Derivative Activities

As at June 30, 2011, and, at June 30, 2010, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities.

Item 3. Defaults Upon Senior Securities.

We are in default on payment of interest and principal upon the following notes:  14% Convertible Notes with a principal amount of $298,121 owed to Noctua Fund, LP, a copy of the notes which were filed as an exhibits to this report as incorporated from our Current Report on Form 8-K, filed May 8, 2009, our Current Report on Form 8-K, filed June 5, 2009 and our Annual Report on Form 10-K, filed April 15, 2011.  During the default period these notes accrue interest at an accelerated rate of 18% with a total of approximately $378,174 of principal and interest due at July 31, 2011.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Financial Statements and Schedules

The financial statements are set forth under Item 1 to this Quarterly Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following exhibits are incorporated herein by reference to the following filings
Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws
Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)
Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement, dated as of September 30, 2009, between the Company as Seller, Dao Information Systems, LLC, DAO Information Systems, Inc. and Luis J. Leung.
10.2	Meaux Street Partners LP $25,000 10% Convertible Promissory Note, dated July 1, 2008
10.3	The Sonkei Trust $25,000 First Amended 10% Convertible Promissory Note, dated July 1, 2008
10.4	September 30, 2008 Settlement Agreements with SixTech Desenvolvmento Sistemas de Informatica Ltda.
10.5	September 30, 2008 Settlement Agreements with David F. Rubin, DAO Information Systems, LLC., and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung
Form 8-K
10.1	Licensing Consent Agreement, dated as of September 30, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC
10.2	First Amended Licensing Consent Agreement, dated as of November 25, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC
Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements between the Company and For Goodness
11.1.2	September 30, 2008 Settlement Agreements between the Company and Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement between the Company and Luis Leung

11.1.4	Second Amended License Consent Agreement dated as of November 30, 2008 between the Company and BCGU
11.1.5	Exhibit 3.1 March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement, dated as of January 15, 2009 between the Company and BCGU
Form 8-K	5/8/2009
10.1	Debt Consolidation Agreement with Noctua Fund L.P., dated May 7, 2009
10.2	$100,000 14% Secured Convertible Secured Promissory Note, issued May 7, 2009
Form 8-K	5/13/2009
10.1	Binding Letter of Intent to acquire Shrink Technologies, Inc., a California corporation
Form 8-K	5/15/2009
3.1	Certificate of ownership and merger, name change to Shrink Nanotechnologies, Inc.
Form 8-K	6/5/2009
10.1	Share Exchange Agreement between the Company, Marshall Khine and Shrink Technologies, Inc. (“Shrink”), dated as of May 29, 2009
10.2	Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, between the Regents of the University of California (“UC Regents”) and Shrink
10.3	Research Agreement, dated as of June 2008, between Shrink and UC Regents (Merced)
10.4	Office space sublease, between Shrink and Business Consulting Group Unlimited, Inc.
10.5	Operating Agreement, dated as of May 29, 2009, between Shrink and BCGU, LLC
10.6	Debt Consolidation Agreement, May 29, 2009, between Shrink and Noctua Fund LP
10.7	Note Exchange Agreement
10.8	Consulting Agreement with Dr. Michelle Khine
21.1	List of Subsidiaries of Registrant
99.1	Unaudited Pro Forma Financial Statements: Shrink Nanotechnologies, Inc.
99.2	Audited Financial Statements of Shrink Technologies, Inc.
Form 8-K	6/19/2009
3.2	Amended and restated Bylaws of Shrink Nanotechnologies, Inc.
Form 8-K	6/25/2009
10.1	Consulting Agreement Heiner Dreismann, dated June 22, 2009
Form 10-Q	11/25/2009
10.1	First Amended Operating Agreement
Form 8-K	12/29/2009
10.1	First Amended Asset Purchase Agreement with Dao Information Systems, Inc., dated as of December 7, 2009
Form 8-K	2/3/2010 and Amended on 4/8/2010
99.1	Overview of Shrink Nanotechnologies, Inc.
Form 10-K Report	4/14/2010
3.1	Certificate of Amendment to Articles of Incorporation
4.1	Form of Convertible Note 12%
4.2	Form of Series A Warrant
10.1	Subscription Agreement
Form 8-K	5/7/2010
10.1	Sponsored Research Agreement Between the Company and The Regents of the University of California on behalf of Irvine campus dated May 3, 2010
10.2	Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010
Form 10-Q	5/24/2010
10.12	Agreement dated as of January 4, 2010, between the Company and Justin Heit
10.13	Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc.
10.14	Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon.
10.15	Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll
10.16	Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson
Form 10-Q	8/16/2010
10.17	Scientific Advisory Board Consulting Agreement, between the Company and Dr. Sayantani Ghosh
Form 8-K	10/18/2010
10.1	Patent and Know-How License Agreement between Shrink Nanotechnologies, Inc. and Corning Incorporated, dated as of July 26, 2010
10.2	Lease Agreement between Shrink Nanotechnologies, Inc. and The University of California on behalf of Irvine campus, dated as of October 1, 2010
Form 8-K/A	10/25/2010
16.1	Letter from Auditor, Chisholm, Bierwolf, Nilson & Morrill, LLC
Form 10-Q/A	11/29/2010
10.16	Sponsored Research Agreement, dated as of September 14, 2010, between Shrink Nanotechnologies, Inc. and University of California, Irvine

10.18	Consulting Agreement between the Company and Equire, LLC. Business Financial Advisory
Form 8-K	12/21/2010
10.1	License Agreement between BlackBox Semiconductor, Inc. and the University of Chicago, dated as of November 30, 2010
10.2	Shrink Nanotechnologies, Inc. 2010 Stock Incentive Plan
Form S-8	1/13/2011
4.1	2010 Stock Incentive Plan
5.1	Opinion of Levy International Law, LLC on legality
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Levy International Law, LLC (included in Exhibit 5.1)
24.1	Power of Attorney (included on signature page to this Registration Statement)
Form 8-K/A	3/23/2011
10.1	Second Amended Operating Agreement between Shrink Nanotechnologies, Inc. and BCGU, LLC
10.2	Extension of Research Agreement with University of California Regents, Irvine
16.1	Letter from Auditor, Mark Bailey & Company, Ltd. Reno Nevada
Form 8-K	4/12/2011
10.1	Letter of Intent, dated as of March 29, 2011, between Shrink Nanotechnologies, Inc. and Nanopoint, Inc.
Form 10-K Report	4/15/2011
4.1	Principal Balance $60,000 14% Convertible Promissory Note issued to Noctua Fund, LP
4.2	Principal Balance $675,000 4% Convertible Promissory Note issued to BCGU, LLC
21.1	Subsidiaries
Form 8-K	5/9/2011
10.1	Development and Cooperation Agreement between Shrink Nanotechnologies, Inc. and Sony DADC Austria AG.
Filed Herewith in This Form 10-Q Report
10.1	Share Exchange Agreement between the Company, Shrink Nanotechnologies, Inc, and BlackBox Semiconductor, Inc., dated as of June 3, 2011.
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

Date: August 22, 2011

Shrink Nanotechnologies, Inc.

By: /s/ Mark L. Baum

    Mark L. Baum, Esq.
   CEO and President
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting
   Officer)