Form 10-Q
period 2011-09-30
Shrink Nanotechnologies, Inc.
filed 2011-11-21
CIK 1355242

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

  X .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

      .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were a total of 217,393,308 shares of the registrant’s common stock outstanding as of November 21, 2011.

SHRINK NANOTECHNOLOGIES, INC.

SEPTEMBER 30, 2011 FORM 10-Q QUARTERLY REPORT

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

ii

PART I

Item 1.  Financial Statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets
Cash	$798	$2,131
Prepaid expenses	6,275	29,062
Inventory	2,802	-
Total current assets	9,875	31,193

Investment in BlackBox Semiconductor, Inc.	-	-
Property, plant and equipment, net	6,817	22,806
Intangible assets, net	10,118	52,948

TOTAL ASSETS	$26,810	$106,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$913,520	$856,371
Accrued interest	117,299	106,113
Deferred revenue	5,455	-
Due to related parties	160,733	606,250
Convertible debentures, default	10,000	-
Convertible debentures, net of discount, default - related party	288,121	238,121
Convertible debentures, related party	675,000	-
Convertible debentures, net of discount	104,000	446,479
Total current liabilities	2,274,128	2,253,334

TOTAL LIABILITIES	2,274,128	2,253,334

COMMITMENTS

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000 at September 30, 2011 and December 31, 2010, respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 215,826,535 and 194,035,408 at September 30, 2011 and December 31, 2010, respectively	215,827	194,035
Equity subscriptions	(75,000)	-
Additional paid in capital	6,934,585	5,982,525
Accumulated deficit	(9,342,730)	(8,342,947)
TOTAL STOCKHOLDERS' DEFICIT	(2,247,318)	(2,146,387)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,810	$106,947

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	For the three	For the three	For the nine	For the nine	January 15, 2008
	months ended September 30,	months ended September 30,	months ended September 30,	months ended September 30,	through September 30,
	2011	2010	2011	2010	2011
Revenue:
Service revenue	$2,727	$-	$4,545	$-	$4,545
Cost of sales	-	-	-	-	-
Gross profit	2,727	-	4,545	-	4,545

Expenses
Research and development	63,916	32,777	128,927	165,918	514,009
Professional fees	35,468	26,152	121,716	110,815	421,335
General and administrative	160,527	993,886	435,624	3,341,155	6,965,084
Loss on disposal of property, plant and equipment	14,096	-	14,096	-	14,096
Loss on asset impairment	-	-	-	-	347,921
Depreciation and amortization	631	36,612	5,736	68,908	116,863
Total operating expenses	274,638	1,089,427	706,099	3,686,796	8,379,308

Loss from operations	(271,911)	(1,089,427)	(701,554)	(3,686,796)	(8,374,763)
				-
Other income (expense)
Equity investment (loss)	(38,036)	-	(38,036)	-	(38,036)
Interest expense	(57,849)	(186,711)	(255,402)	(463,468)	(950,440)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total other income (expense)	(95,885)	(186,711)	(293,438)	(463,468)	(1,106,597)

(Loss) from continuing operations	(367,796)	(1,276,138)	(994,992)	(4,150,264)	(9,481,360)

Discontinued Operations
(Loss) from discontinued BlackBox business	-	-	(4,792)	-	(5,195)
Income from discontinued Audiostocks business	-	-	-	-	143,825
Income (loss) from discontinued operations	-	-	(4,792)	-	138,630
(Loss) before income taxes	(367,796)	(1,276,138)	(999,784)	(4,150,264)	(9,342,730)

Income taxes	-	-	-	-	-

NET (LOSS)	$(367,796)	$(1,276,138)	$(999,784)	$(4,150,264)	$(9,342,730)

Net income (loss) per common share, basic and diluted:
(Loss) from continuing operations	(0.00)	(0.01)	(0.00)	(0.02)
Income (loss) from discontinued operations	-	-	(0.00)	-
Net (loss) per common share:	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average common and common equivalent shares outstanding Basic and diluted	215,032,764	192,781,409	205,955,537	186,583,602

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	For the nine	For the nine	January 15, 2008
	months ended September 30,	months ended September 30,	Through September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(999,784)	$(4,150,264)	$(9,342,730)

Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	7,914	68,908	119,443
Asset impairment	-	-	347,921
Debt discount accretion	182,521	387,322	747,833
Non-cash share-based payments	242,652	2,771,141	5,080,220
Loss on disposal of property, plant and equipment	14,096	-	14,096
Loss from extinguishment of debt	-	-	118,121
Loss from equity investment	38,036	-	38,036
Changes in assets and liabilities, net of effects from acquisitions
Accounts receivable	-	98,011	1,672
Prepaid expenses	22,787	123,186	13,975
Inventory	(2,802)	-	(2,802)
Accounts payable	58,794	(159,331)	690,646
Accrued interest	72,385	75,710	173,914
Due to related parties	179,333	246,667	785,583
Deferred revenue	5,455	-	5,455
NET CASH USED IN OPERATING ACTIVITIES	(178,613)	(538,650)	(1,208,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Additions to equipment	(2,171)	-	(18,284)
Proceeds from disposal of intangible assets	500	-	500
Additions to intangible assets	(1,199)	(82,707)	(269,200)
NET CASH USED IN INVESTING ACTIVITIES	(2,870)	(82,707)	(224,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	50,150	10,750	53,400
Proceeds from issuance of common stock	70,000	-	425,001
Proceeds from convertible debentures	60,000	555,000	943,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	180,150	565,750	1,433,995

NET CHANGE IN CASH	(1,333)	(55,607)	798
CASH BALANCES
Beginning of period	2,131	58,539	-
End of period	$798	$2,932	$798

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock based prepaid expenses	$-	$831,229	$-
Stock issued to satisfy convertible debt obligation	$586,200	$-	$586,200
Stock issued in share exchange of BlackBox Semiconductor, Inc.	$37,036	$-	$37,036
Convertible debt issue to satisfy related party payable	$675,000	$-	$675,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the nine months ended September 30, 2011

(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  These consolidated financial statements have been prepared treating the Company as a development stage company, effective as of January 15, 2008.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  Because of the recurring operating losses, limited revenues generated to date and the excess of current liabilities over current assets, there is substantial doubt about the Company’s ability to continue as a going concern.

As a result of the aforementioned conditions, the Company may be unable to meet certain obligations to fund future research and development activities.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its research and development activities during the near term.  The Company has funded losses from its research and development and other operations primarily from the issuance of debt and equity.  The Company believes that through government grants, partnerships and arrangements with universities, and the issuance of equity and debt it may be able continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.  If management can’t achieve its plans there is a possibility that operations will discontinue.

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

No income tax benefit (expense) was recognized for the nine months ended September 30, 2011 as a result of tax losses in this period and because deferred tax benefits, derived from the Company’s prior net operating losses, were previously fully reserved, the Company has cumulative net operating losses for tax purposes of approximately $9 million.

The Company and its subsidiaries currently have tax return periods open to examination by Federal tax authorities beginning with December 31, 2008 through December 31, 2010.

Accounts Receivable

As is customary in the industry, the Company does not require collateral from customers in the ordinary course of business.  Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the current status of individual accounts.  There was no allowance for doubtful accounts at September 30, 2011 and December 31, 2010.  The Company does not accrue finance charges on its past due accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance and a credit to accounts receivable.

Investment in BlackBox Semiconductor, Inc.

The Company owns approximately 19% interest in BlackBox Semiconductor, Inc., a publicly traded company and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to influence the operating and financial decisions of BlackBox.  Under this method, the Company recognizes earnings and losses of BlackBox in its financial statements and adjusts the carrying amount of its investment in BlackBox accordingly.  The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of BlackBox held by the Company.  Any intra-entity profits and losses are eliminated.

For the nine months ended September 30, 2011 the Company incurred a loss of $38,036 related to the Company's proportionate share of BlackBox activity.  As a result, the Company discontinued applying the equity method as the investment account was reduced to zero.

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

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At September 30, 2011 there was $1,100,121 in convertible debt (represented on the Company’s consolidated balance sheet as $1,077,121, which is net of a $23,000 discount) and its accrued interest outstanding, 20,000,000 preferred shares and stock options that total 45,065,021 in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 1,968,314 shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive due to the Company’s net loss.

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

NOTE 2.  BLACKBOX SEMICONDUCTOR SHARE EXCHANGE, RELATED PARTY, DISCONTINUED OPERATIONS

In March 2011, the Company entered into an agreement in principle to transfer its BlackBox Semiconductor, Inc. subsidiary (the “BlackBox Subsidiary”) to a separate public company as the BlackBox business will require different management and commercial resources and relationships, as well as significant amounts of capital and time to commercialize products.

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

Because the transaction was between entities under common control, the Company did not record a gain or loss related to the Share Exchange.  The quoted market price of BlackBox Parent’s common stock received by Shrink Nanotechnologies, Inc. was equal to $12,159,000 at the date of the Share Exchange.  Due to factors including, but not limited to the transaction being consummated between entities under common control and lack of market/inactivity in BlackBox Parent’s common stock, the Company recorded the transaction based on the historical cost basis of BlackBox Subsidiary paid into by Shrink Nanotechnologies, Inc. and the cash consideration aspect of the Share Exchange.  Management has determined that the Company has the ability to influence the operating and financial decisions of BlackBox Semiconductor, Inc. following the transfer and has recorded this investment under the equity method of accounting.  At September 30, 2011, the quoted market price for these shares was equal to $1,083,903.  The Company does not believe that the market for these shares will mature in the near future and it is therefore difficult to asses the true potential to turn these shares into cash.

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

NOTE 4. INVENTORY

Inventory at September 30, 2011 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at September 30, 2011 and December 31, 2010 consist of the following:

	September 30,	December 31,
	2011	2010
Finished goods	$2,802	$-
Raw materials	-	-
Total	$2,802	$-

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

NOTE 5. PREPAID EXPENSES

Prepaid expenses consisted of the following at:

	September 30,	December 31,
	2011	2010
Prepaid stock based consultant fees	$-	$20,250
Deposits, and other prepaid expenses	6,275	8,812
Total current prepaid expenses	$6,275	$29,062

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

Intangible assets consisted of the following at:

	September 30,	December 31,
	2011	2010
Intangible Assets, net:
License	$-	$41,997
Trademarks	10,118	11,353
Less: Amortization	-	(402)
Total	$10,118	$52,948

During June 2011 the Company completed a share exchange agreement with BlackBox Parent (see Note 2.) and as a result sold its ownership interests in BlackBox Subsidiary, which included the Company’s interest related to the license agreement with the University of Chicago.

During nine months ended September 30, 2011 and 2010 the Company recorded $2,178 and $9,208 in amortization expense, respectively, related to the BlackBox intangible assets.  During the nine months ended September 30, 2011, the Company disposed of intangible assets in the amount of $1,674.

To date, the Company has not utilized its current trademarks to manufacture products/parts for sale, testing and evaluation.  However management expects to utilize the trademarks in the future.  Shrink continues to make the required legal filings and uses of the trademark, the trademarks have an indefinite life, therefore there is no amortization.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the nine months ended September 30, 2011 and 2010 the Company recorded $5,736 and $23,088 in depreciation expense, respectively.  During the nine months ended September 30, 2011, the Company disposed of property, plant and equipments assets with a net amount of $12,422.

	September 30,	December 31,
	2011	2010
Property Plant and Equipment, net:
Computer Software and Hardware	$12,503	$9,559
Furniture and Equipment	682	28,181
Building and Improvements	-	853
Accumulated Depreciation	(6,368)	(15,787)
Total	$6,817	$22,806

NOTE 8. ACCOUNTS PAYABLE

Accounts payable consisted of the following at:

	September 30,	December 31,
	2011	2010
Accounts payable	$602,257	$470,469
Stock based payables	311,263	385,255
Accrued payroll	-	647
Total	$913,520	$856,371

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

 Baum, the Company’s president and CEO, and Panther, a director, are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, L.P.

C.

Private Placement Offering

During November of 2009 through early 2010, a confidential private offering (“the Offering”) was made by the Company to various private accredited investors.  The principal amount of the Offering was set at $1,000,000 maximum with excess of $1,000,000 accepted at the option of the Company and consists of convertible notes and stock purchase warrants, with $635,000 of Notes and 3,175,000 warrants issued in aggregate.  The notes will mature at the one year anniversary of their effective date, be sold at their face value, accrue interest at 12% and have a conversion feature that allows the investor to convert the note and accrued interest into common stock at a price of $0.10 per share.  The Company has the option to induce conversion, at which the notes conversion price will be taken at the discounted rate of 80% ($.08 per share).  The Series A common stock purchase warrants are exercisable via cashless exercise commencing nine months after each respective closing, at $0.20 per share, beginning to expire 3 years from the first closing of this Offering.  The investors shall be issued warrants to purchase such number of common stock as equals fifty percent (50%) of the number of common shares underlying the convertible note based on the fixed conversion price. The warrants shall contain a standard cashless provision, which permits the holder to exercise the warrants if the stock price is above the exercise price, by turning in warrants and not paying cash.

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,771.  In February 2011, the notes and their accrued interest were converted at $.10 per share into 5,277,714 shares of common stock, and pursuant to the stock issuances considered paid in full. In September 2011, the Company converted a $50,000 convertible note and $9,128 of accrued interest into 739,106 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.   At September 30, 2011, the Company had one note with a principal balance of $117,000 due in November 2011 and one note with a principal balance of $10,000 currently in default, and accruing interest at 14%.  The default note may be converted at anytime at a default conversion price of $.08 per share.

Notes Payable consists of the following at:

	September 30,	December 31,
	2011	2010
14% convertible notes due October 2012	$298,121	$238,121
12% convertible notes due November 2010	-	-
12% convertible notes due January 2011	-	225,000
12% convertible notes due February 2011	10,000	110,000
12% convertible notes due April 2011	-	50,000
12% convertible notes due May 2011	-	150,000
12% convertible notes due November 2011	117,000	117,000
4% convertible note due April 2012	675,000	-
Total convertible notes payable	$1,100,121	$890,121
Less: Discount on notes	(23,000)	(205,521)
Less: Current portion	(1,077,121)	(684,600)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2011	$425,121
2012	675,000
2013	-
Total	$1,100,121

As of September 30, 2011, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $288,121, which is net of a $10,000 discount) with a maturity date of October 1, 2012. These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet. Interest payments are due monthly on these notes.

NOTE 10. COMMITMENTS AND LEASES – RELATED PARTY

During the nine months ended September 30, 2011, the Company received cash advances from Noctua Fund Manager, LLC, in the amount of $50,150.  Mark L. Baum, Esq. (“Baum”) the Company’s CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of September 30, 2011, there was $53,400 owed to the Noctua Fund Manager, LLC and $0 had been paid to the Noctua Fund Manager, LLC during the nine months ended September 30, 2011.  This liability is recorded as due to related parties the Company’s balance sheets.

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease agreement was terminated on January 31, 2011.  As of September 30, 2011, $7,333 was owed to Business Consulting Group Unlimited, Inc. and during the nine months ended September 30, 2011, $16,667 had been paid to Business Consulting Group Unlimited, Inc.   This liability is recorded as due to related parties on the Company’s balance sheets.

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

In April 2011, the Company issued to BCGU, LLC a 4% $675,000 convertible note for the amounts due (see Note 9 for more detail related to this convertible note.).  For the nine months ended September 30, 2011, $121,000 had been paid to BCGU, LLC under the Second Amended Operating Agreement and there was $100,000 owed to BCGU, LLC at September 30, 2011 (excluding amounts due under the 4% convertible note).   This liability is recorded as due to a related party payable on the Company’s balance sheets.   Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties.

Due to related parties consisted of the following at:

	September 30,	December 31,
	2011	2010
Due to BCGU, LLC	$100,000	$585,000
Due to Business Consulting Group Unlimited, Inc.	7,333	18,000
Due to Noctua Fund Manager, LLC	53,400	3,250
Total	$160,733	$606,250

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

The Company’s rent expense for the nine months ended September 30, 2011 and 2010 was $13,862 and $54,000, respectively.

The Company has future minimum lease payments of $4,500 for the remaining three months of the fiscal year ending December 31, 2011 and the following future minimum lease payments for the next 5 years:

2012	$4,500
2013	-
2014	-
2015	-
2016	-
Total	$4,500

NOTE 11.

COMMON STOCK

The Company has made various private issuances of securities to fund its operations and satisfy obligations from time to time.

In March 2010, the Company agreed to a vesting agreement whereby the Company issued 600,000 shares of common stock subject to restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to Andrew Boll, an accounting and financial reporting professional, for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.  These shares vest as to 125,000 shares on each of the date of the agreement, March 1, 2010, March 1, 2011 and March 1, 2012, with the remaining 225,000 vesting on March 1, 2013.  On September 22, 2011, the Company waived the remaining lock-up and vesting portion of agreement. The Company recognized an expense of $74,167 during the nine months ended September 30, 2011 related to this agreement.

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

In August 2011, the Company issued 230,503 shares valued at $18,000 for payment to a consultant for research and development services provided during the months of February through July.

The Company recognized an expense of $17,319 in earned stock option expenses during the nine months ended September 30, 2011.

NOTE 12.

WARRANTS

The following summarizes stock purchase warrants as of September 30, 2011 and December 31, 2010:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	500,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	3,260,000	0.20
Outstanding December 31, 2010	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding September 30, 2011	3,760,000	$0.20

There were no changes to in warrants outstanding for the nine months ended September 30, 2011.

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

During the nine months ended September 30, 2011, 25,000 options were issued to the members of the Company’s advisory board. These options are valued at $1,300 and are exercisable for 2 years following their effective date that begin to expire 2/25/2013. During the nine months ended September 30, 2011 the Company recorded a stock option expense of $17,319.

The options issued during the nine months ended September 30, 2011 were valued using a binomial valuation model. The variables used in this option-pricing model included: (1) discount rates of 0.72%, (2) expected option life of 2 years, (3) expected volatility of 115% and (4) zero expected dividends.

The following summarizes options as of September 30, 2011 and December 31, 2010:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	650,000	0.19
Outstanding December 31, 2010	925,000	$0.20
Expired/Retired	(150,000)	0.21
Exercised	-	-
Issued	25,000	0.10
Outstanding September 30, 2011	800,000	$0.14

The following summarizes the changes in options issued during the nine months ended September 30, 2011:

	Options Outstanding			Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2011	25,000	$0.10	1.41	25,000	$0.10	2/25/2013

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

In October 2011, the Company issued 99,999 shares valued at $4,230 for payment of professional services provided during the months of August, September and October.

In October 2011, the Company converted a $10,000 convertible note and $2,404 of accrued interest into 155,046 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

In October 2011, the Company converted a $117,000 convertible note and $14,173 of accrued interest into 1,311,728 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

On November 1, 2011, the Company received the resignation of Dr. Heiner Dreismann, a director.  Dr. Dreismann’s resignation was not due to any disagreement with the Company , including its policies, procedures or operational practices.

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

The Company has undergone, and continues to undergo, marked and sometimes volatile operational changes as we attempt to transition towards commercialization efforts and liquidate undesired assets.

Our business currently consists of four units: Cell Culturing Products; Microfluidic Systems and Kits; Special Substrates; and Internal Development and Acquisitions.

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

The use of the word “unit” is not meant to imply that Shrink has four separate fully functioning organizations of personnel and facilities.  Rather the opposite is true.  The Company has extremely limited personnel resources (aside from its access to academic research facilities) and the personnel the Company does employ regularly serve the Company across all of the Company’s business “units.”

Business Focus

The Company intends to direct its focus, and expects to continue to allocate a material portion of its meager resources, towards (1) the commercialization and development of technologies in its four business units as discussed in greater depth in this Report, and (2) making acquisitions of high technology companies and other accretive technology assets that either supplement or otherwise enhance the Company’s core abilities and interests.

Assets; Intellectual Property and Research Agreements

Our assets include exclusive and non-exclusive patent rights, as more fully described in this Report and in our Annual Report, from agreements with third parties, as follows:

C.

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

We also have entered into other agreements, such as our agreement with the MF3 Consortium, accessing matching funds from MF3’s relationship with DARPA.  This agreement could provide us with research co-funding agreements as more fully provided below; however, it necessarily requires that the Company have investable cash to put into a research program in order to access “matching” funds.  Because of the limited cash we have had, making such investments has been extremely limited.  Finally, we intend to attempt to commercialize our assets through relationships with third party manufacturers we contract with.  No assurance can be made that the Company will have funds sufficient to further develop and license new technologies or to commercialize the ones we have.

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

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. will receive $75,000 cash payable prior to December 31, 2011, and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity at the time of the transaction. The cash received from the transaction shall  be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary.   Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.

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

Discussion of Business Strategy; Short Term Goals

Although management constantly monitors market trends, as well as available capital and has in the past, and continues to, refine and re-prioritize the Company’s goals, so as to attain commercialization as quickly as possible, the goals we will need to attain for our various businesses are currently:  (1) commercialization of existing and newer commercial versions of StemDisc®, Cell Align® and NanoShrink® products; (2) entering into a joint development agreement to commercialize the Corning microfluidic system; (3) joint development of certain materials from our Special Substrates business unit; and (4) entering into technologically accretive and synergistic acquisitions.

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

The execution of our business requires sufficient amounts of cash.  The Company has found the current economic environment extremely challenging in terms of finding investors who are willing to invest cash into the Company.  The inability to raise cash gives rise to the Company considering numerous alternatives to its current business, including focusing more attention on acquiring assets and other businesses that may provide value for shareholders sooner than the current life science focus of the Company.  In any case, until the Company has sufficient cash to operate or is able to acquire assets that produce value for shareholders, the value of the company will be severely limited by these facts.

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

To date the Company has paid $5,000, and at September 30, 2011 owes $12,598 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

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

Obligations under Biosensing Research Agreement

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the Biosensing Research Agreement.  To date the Company has paid $20,000 to the UC Regents and owes $59,302 under this agreement.  The Company does not have any capital commitments to satisfy the required cash payments under this contract. Any funding amounts under the Biosensing Research Agreement are subject to adjustment down based on actual expenditures on the research.

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

Below is a chart of our organizational structure:

The Company has negotiated a share exchange of our BlackBox business and retains approximately 19% of the equity in the post-transaction business.

Our common stock is quoted on the OTC Market under the symbol “INKN.”

Our principal operational offices are located at 4100 Calit2 Building, Irvine, CA 92697-2800.  Our principal corporate contact is Mark L. Baum, Esq. who may be reached at (858)751-7374.  Mr. Baum does not work on Shrink activities on a full time basis.  Our main corporate website is www.shrinknano.com.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Revenue

The Company, recorded $4,545 and $ 2,727 in revenues for the nine and three months ended September 30, 2011, respectively, and no revenues, as compared to the same periods in 2010.  The revenues recorded in 2011 are related to a service contract signed in May 2011.  Shrink was due $10,000 at signing of the contract, which is being recognized throughout the length of the contract, and is eligible to receive future milestone payments of up to $40,000 due upon the delivery of specified services.

Operating Expenses

Shrink had total operating expenses of $706,099 for the nine months ended September 30, 2011 as compared to $3,686,796 for the same period in 2011.  For the three months ended September 30, 2011 Shrink had total operating expenses of $274,638 and $1,089,427, as compared to the same period in 2010.  We expect operating expenses to continue to decrease as we look for new ways of conserving cash flow, focus in on our core business operations and invest further into those related research and development activities.

General and Administrative Expenses.  Our general and administration expenses decreased to $435,624 for the nine months ended September 30, 2011, as compared to $3,341,155 for the same period in 2010 and $160,527 for the three months ended September 30, 2011, as compared to $993,886 for the same period in 2010.  This decrease was mainly due to a significant reduction in consulting contracts the Company had engaged in during 2010 that were not renewed in 2011.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.  With our products in final stages of testing we did not feel the need to renew these contracts and incur the additional fees.  The costs of hiring these consultants were a significant part of the higher amount of general and administrative expenses in 2010.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees increased slightly to $121,716 for the nine months ended September 30, 2011, as compared to $110,815 for the same period ended in 2010 and $35,468 for the three months ended September 30, 2011, as compared to $26,152 for the three months ended September 30, 2010.  The slight change was due to an increase in accounting and audit fees during the nine months ended September 30, 2011.

Depreciation and Amortization. Our depreciation and amortization expenses decreased to $5,736 for the nine months ended September 30, 2011, as compared to $68,908 for the same period ended in 2010 and $631 in the three months ended September 30, 2011, from $36,612 in the same period ended September 30, 2010.  The decrease in depreciation and amortization expenses was mainly due to the impairment of our Stockvert assets occurring near the end of our fiscal year ended December 31, 2010, the Share Exchange of our BlackBox subsidiary and abandonment of certain furniture located in a previously used office space.  The Company also disposed of $14,096 in equipment during the nine months ended September 30, 2011.

Interest Expense. Interest expense decreased to $255,402 for the nine months ended September 30, 2011, as compared to $463,468 for the same period ended in 2010 and $57,849 in the three months ended September 30, 2011 from $186,711 in 2010, primarily due to the decrease in convertible note issuances and the expense recognition of the subsequent debt discount accretion.

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

Net Loss

For the nine months ended September 30, 2011, we had a net loss of $999,784 as compared to $4,150,264 for the same period ended in 2010 and $367,796 net loss for the three months ended September 30, 2011 as compared to a net loss of $1,276,138 for the period ended September 30, 2010.  Management attributes the decrease in net loss mainly due to a significant reduction in consulting contracts the Company had engaged in during 2010 that were not renewed in 2011.  In 2010, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.  With our products in final stages of testing we did not feel the need to renew these contracts and incur the additional fees.  The costs of hiring these consultants were a significant part of the higher amount of general and administrative expenses in 2010.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through potential government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Liquidity and Capital Resources

Our cash on hand at September 30, 2011, and December 31, 2010, was $798 and $2,131, respectively.  The decrease in cash is primarily attributable to a decrease in financing commitments made during the nine months ended September 30, 2011.  Management has been primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to prior years, raising capital through the equity and debt financings.

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

The following table provides detailed information about our net cash flow for all financial statement periods presented in this Report.

Cash Flow (All amounts in U.S. dollars)	The Nine months Ended September 30,
	2011	2010
Net cash used in operating activities	$(178,613)	$(538,650)
Net cash used in investing activities	(2,870)	(82,707)
Net cash provided by financing activities	180,150	565,750

Net Increase (Decrease) in Cash and Cash Equivalents	(1,333)	(55,607)
Cash and Cash Equivalent at Beginning of the Year	2,131	58,539
Cash and Cash Equivalent at End of the Year	$798	$2,932

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

Operating Activities

Net cash used in operating activities was $178,613 for the nine months ended September 30, 2011, as compared to $538,650 used in operating activities during the same nine month period in 2010. The decrease in net cash used in operating activities was mainly due to management minimizing certain administrative expenses and rent costs, lengthening our accounts payable policy and eliminating any expenses that no longer focused on our core technologies.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $2,870 as compared to $82,707 net cash used in investing activities during the nine months ended September 30, 2010.  The decrease in net cash used in investing activities was mainly due to the termination of our license agreement with the Regents representing the University of California – Merced campus and the BlackBox Share Exchange.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $180,150 as compared to September 30, 2010 which was $565,750. The decrease of net cash provided by financing activities was mainly attributable to financing efforts made by management during the first six months of 2010 in order to obtain certain assets, maintain current business operations and research and development activities.

During the nine months ended September 30, 2011, the Company issued a 14% $60,000 convertible note payable to Noctua Fund, LP, an affiliate, which is convertible at $.17 per share, in exchange the Company received $60,000 cash.  The Company also received cash in the amount of $70,000, to purchase 411,764 shares of the Company’s restricted common stock.

To date, a material portion of our operations, and of the operations of our Shrink subsidiary, have been funded by certain members of management and Noctua Fund, LP, which is an affiliate of Messrs. Baum and Panther, our current directors.  Specifically, and without limitation, Noctua Fund, LP loaned the Company over $238,000, as represented by the 14% convertible promissory notes, convertible at $.04 per share; and the above mentioned $60,000 14% convertible promissory note, convertible at $.17 per share, to fund operations.  Interest to date on the notes exceeds $90,000 and all of the foregoing notes to Noctua are in default.

During the nine months ended September 30, 2010, the Company raised $535,000 through Convertible Note and Series A Warrant financing.  To date, the Company has raised a total of $635,000 through Convertible Note and Series A Warrant financing beginning in November 2009 through April 2010.  Further, we have raised an additional $117,000 through a Convertible Note and Series B Warrant financing in November 2010, with gross proceeds to the Company of $752,000.  The Company has issued 7,146,045 shares as a result of conversions of some of these notes and their accrued interest totaling $699,122 (or principal balances of $625,000 and accrued interest amounts of $74,122).  Currently, $127,000 is outstanding under these notes, which accrues interest at 12% and started becoming due commencing mid February 2011.

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

Trends

The “trend” for our common stock price has been extremely poor.  We would like for this to change and for our stock price to improve; however, we will necessarily need to create the value to support such an improvement.

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

The loss of financial support from our largest shareholder would be devastating to the Company.

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

In April 2011, the Company issued to BCGU, LLC a 4% $675,000 convertible note for the amounts due (see Note 9 for more detail related to this convertible note.).  For the nine months ended September 30, 2011, $121,000 had been paid to BCGU, LLC under the Second Amended Operating Agreement and there was $100,000 owed to BCGU, LLC at September 30, 2011 (excluding amounts due under the 4% convertible note).   This liability is recorded as due to a related party payable on the Company’s balance sheets.   Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties.

The Company has incurred debt and obligations to entities directly owned by or otherwise controlled by two of our founders, Mark L. Baum and James B. Panther, in order to fund its operations, as discussed above and elsewhere in this report.  The notes and related obligations to these founders are disclosed throughout this Report, particularly in the Risk Factors section of this report.

Agreements for Consulting Services

The Company strives to save liquid capital by paying for services or satisfying liabilities, whenever able, by issuance of stock to consultants, services providers and consultants.  The issuance of restricted stock in lieu of cash payment sometimes requires that the company pay a premium for such services.  Management believes, nonetheless, that given the credit crisis, and difficulty in raising capital for R&D companies such as our own, that the benefits of issuing restricted stock for services outweigh the downside in that it leaves cash available to satisfy debts with vendors where able.  Below is a list of material agreements entered into with consultants for services, all of which consultants are independent parties.

In March 2010, the Company agreed to a vesting agreement whereby the Company issued 600,000 shares of common stock subject to restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to Andrew Boll, an accounting and financial reporting professional, for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.  These shares vest as to 125,000 shares on each of the date of the agreement, March 1, 2010, March 1, 2011 and March 1, 2012, with the remaining 225,000 vesting on March 1, 2013.  On September 22, 2011, the Company waived the remaining lock-up and vesting portion of agreement. The Company recognized an expense of $74,167 during the nine months ended September 30, 2011 related to this agreement.

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

In August 2011, the Company issued 230,503 shares valued at $18,000 for payment to a consultant for research and development services provided during the months of February through July.

In September 2011, the Company converted a $50,000 convertible note and $9,128 of accrued interest into 739,106 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

In October 2011, the Company issued 99,999 shares valued at $4,230 for payment of professional services provided during the months of August, September and October.

In October 2011, the Company converted a $10,000 convertible note and $2,404 of accrued interest into 155,046 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

In October 2011, the Company converted a $117,000 convertible note and $14,173 of accrued interest into 1,311,728 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

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

Hedging and Derivative Activities

As at September 30, 2011, and, at September 30, 2010, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

Need for Additional Capital

We have little to no cash and historically have found it extremely challenging to access cash from third party investors.  We need cash to operate and the inability to access cash is stunting our ability to operate under our current life science “research intensive” business plan.

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

Resignation of Board Member

On November 1, 2011, the Company received the resignation of Dr. Heiner Dreismann, a director.  Dr. Dreismann’s resignation was not due to any disagreement with the Company , including its policies, procedures or operational practices.

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

Item 2. Unregistered Sales of Equity Securities.

In September 2011, the Company converted a $50,000 convertible note and $9,128 of accrued interest into 739,106 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

In October 2011, the Company issued 99,999 shares valued at $4,230 for payment of professional services provided during the months of August, September and October.

In October 2011, the Company converted a $10,000 convertible note and $2,404 of accrued interest into 155,046 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

In October 2011, the Company converted a $117,000 convertible note and $14,173 of accrued interest into 1,311,728 shares of common stock, and pursuant to the stock issuances the note was considered paid in full.

Item 3. Defaults Upon Senior Securities.

We are in default on payment of interest and principal upon the following notes:  14% Convertible Notes with a principal amount of $298,121 owed to Noctua Fund, LP, a copy of the notes which were filed as an exhibits to this report as incorporated from our Current Report on Form 8-K, filed May 8, 2009, our Current Report on Form 8-K, filed June 5, 2009 and our Annual Report on Form 10-K, filed April 15, 2011.  During the default period these notes accrue interest at an accelerated rate of 18% with a total of approximately $404,640 of principal and interest due at October 31, 2011.

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

Date: November 21, 2011

Shrink Nanotechnologies, Inc.

By: /s/ Mark L. Baum
    Mark L. Baum, Esq.
   CEO and President
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting
   Officer)