Form 10-K
period 2011-12-31
Shrink Nanotechnologies, Inc.
filed 2012-05-15
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52860

Shrink Nanotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7020 Belcrest Drive Plano, Texas 75024	(972) 342-0982 (Registrant’s telephone number, including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       .  No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       .  No   X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes       .  No       .

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

Accelerated Filer

      .

Non-Accelerated Filer

      .   (Do not check if a smaller reporting company)

Smaller reporting company

  X .

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes       .  No   X .

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Markets) was approximately $16,751,000.

Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 224,746,249 shares of the registrant’s common stock outstanding as of May 1, 2012.

SHRINK NANOTECHNOLOGIES, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

Forward-looking statements include statements regarding, without limitation:

•

the development, commercialization and market acceptance of our “structured” cell culturing devices (StemDisc™) and related software, our microfluidic technology licensed in part from Corning Incorporated and, our shrinkable film based products such as CellAllign™, NanoShrink™ and Metal-enhanced fluorescence substrates, and the costs related to bringing these technologies and products to market,

•

our immediate and growing need to raise the capital needed or obtain government grants to commercialize our products and implement our business plan,

•

our ability to access cash to fund our ongoing operations,

•

our ability to transition from an R&D company to a company with commercialized products,

•

our ability to innovate using our existing platform technology, a shrinkable plastic film material branded as “NanoShrink™” and to find new market accepted uses for the same,

•

our ability to secure and continue to access economical component and manufacturing sourcing for the various businesses we seek to engage in,

•

our ability to continue funding research and development relationships we have and/or may enter into,

•

our ability to secure certain critical licenses from third parties, some of which may be potential commercial competitors for one or more of our products,

•

our ability to find attractive acquisition candidates in the life sciences business,

•

the progress of our research and development activities,

•

our ability to further acquire, and hold and defend our intellectual property,

•

the projected growth in stem cell research and public policy changes relating to government funding of the same, and

•

the presumed size and growth of the market for lab-on-a-chip devices in life sciences.

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

Use of Terms

Except as otherwise indicated by the context, references in this report to (i) the “Shrink Parent” or “Parent” or similar terms refer to the publicly traded parent holding company and registrant, Shrink Nanotechnologies, Inc., a Delaware corporation, and “Shrink” refers to our wholly owned subsidiaries, both (a) Shrink Technologies, Inc., a California corporation and (b) Shrink Technologies B, Inc., a California corporation (ii) “Shrink Chips,” “Shrink Solar” and “Blackbox” refer to our Delaware subsidiaries ShrinkChips LLC, Shrink Solar LLC and Blackbox Semiconductor, Inc., (iii) the “Company,” “we,” “us,” or “our,” refer to the combined business of Shrink Parent, together with its wholly owned subsidiaries, Shrink, ShrinkChips, Shrink Solar and Blackbox, unless the context requires otherwise, (iv) “Forward Split” refers to the 5 for 1 forward split of the Parent’s stock effective as of April 8, 2010, (v) “SEC” are to the United States Securities and Exchange Commission, (vi) “Securities Act” are to Securities Act of 1933, as amended, and (vii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

All references to share amounts, exercise, sale or conversion prices in this Annual Report are as adjusted to reflect post-Forward Split amounts and prices.

Business Overview

General

We are, with our subsidiaries, dedicated to commercializing biotechnology and other high technology intellectual property, know-how and related products, from universities and medium to large commercial businesses, that may be deployed as commercial products or licensing opportunities We have also recently undertaken a program to seek to acquire small companies with developed and ready-to-go-to-market products, strong intellectual property portfolios, management and operational infrastructure.  Historically, we have primarily focused our resources in the life sciences market; however, we also have successfully acquired technologies in, for example, the semiconductor space.  With all technologies we acquire and allocate resources to, our objective is to develop products and intellectual property resources in order to generate cash flow, and ultimately, value for our shareholders.

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

The Company reports its business under the following SIC Code:

SIC Code

Description

 3674

Semiconductors and Related Services

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

Business Strategy

Our business strategy, based on the FIGA™ model, is to use experts from critical economic segments in order to meet commercial ends.  Our strategy is to fund research in outside (typically academic) research labs, all of which we have established technology development and in some cases, licensing arrangements with.  Around our “hub” of mainly academic research relationships, we connect teams consisting of people with financial, related industry (physical or life sciences) and government (typically regulatory) backgrounds.  We use these teams to assess internal and external opportunities, to first determine the commercial viability of the technology, and then to create specific commercialization plans for the same technology.

Assets; Intellectual Property and Research Agreements

Our assets include certain intellectual know how, patent rights and trademarks as more fully described in this Report from agreements with third parties, as follows:

•

Our exclusive License Agreement with Corning, Inc. (the “Corning License Agreement”) wherein the Company licensed the exclusive worldwide right to use and sublicense Corning’s patent-pending Modular Microfluidic System and Method for Building Modular Microfluidic System.

Our assets also included, through June 3, 2011, the exclusive License Agreement (the “Chicago License Agreement”) between our previously wholly-owned subsidiary BlackBox and the University of Chicago (“Chicago”), wherein BlackBox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (a/k/a “electronic glue” chemistry) for fields of use other than thermoelectric applications. We have completed the sale of our BlackBox subsidiary along with this license to BlackBox Semiconductors, Inc., a Nevada corporation (“BlackBox Parent”).  This was part of the BlackBox sale and is no longer an asset as of December 31, 2011.

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

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. will receive $75,000 cash payable prior to December 31, 2011, and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity at the time of the transaction.  The cash received from the transaction shall be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary.   Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.  In October, the Company agreed to settle the payable of $75,000 due in December 2011 from BlackBox Parent as related to the Share Exchange for immediate payment of $12,500.  This amount was paid on October 25, 2011, and there are no other amounts are due as related to this agreement and the Company.

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

Short-Term Business Goals

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

Internal Development; Acquisitions (and Divestitures)

Ultra Hydrophobic Surface Treatments

We are working with a large multi-national corporation under a material transfer agreement to provide them with low haze ultra hydrophobic materials.  There are numerous large market applications for these materials.  We have supplied our initial quantities of these materials and are presently awaiting feedback.

Lydall’s Solupore®

In May 2010, we signed a development agreement with Lydall to use their Solupore material in one of a number of strategic ways.

Reproductive Sciences Project

We have an exclusive option to license patent pending IP which is owned by Dr. Elliot Botvinick, a professor at UCI, Dr. Michelle Khine and Mark L. Baum, our former founder and CEO.  The project relates to the idea of commercializing the racing of, in microfluidic devices, various motile biological agents.  There is an advertising and gaming business model associated with the IP.

Recently we hired a part time consultant to provide us with a proof of concept video demonstration of what would be the world’s first controlled race between a single species or multiple species in a sub-millimeter channel “track” (i.e. a microfluidic track).

Acquisitions

We executed a binding letter of intent with Nanopoint, Inc., a Hawaii-based life sciences instrumentation business.  This event was reported in a Form 8-K filed with the SEC on April 12, 2011.  The pending transaction was terminated prior to completion.

Technology and Intellectual Property

We develop intellectual property (“IP”) internally, and our objective is to acquire IP through sponsored research agreements and related licensing agreements and through stand-alone licensing agreements.  A description of all of our material agreements and related technologies, applications and cost estimates is provided below along with a list of patents and other intellectual property owned by or licensed to us.  Additionally, we have filed applications with the USPTO, and as a result of our research and experience, we possess significant proprietary know-how outside of the technologies that we licensed, as it relates to using shrinkable films in the manner in which we seek to design and build products for the life sciences.

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

To date the Company has paid $5,000, and at December 31, 2011 owes $12,598 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.  The Company has discontinued research in regards to this agreement.

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

The Biosensing Research Agreement provides, among other things, that the Company will sponsor specified research relating to development of (i) integrated, manufacturable, nanostructured substrates for biosensing and testing of new bioassays as well as assessing viability of other shrinkable materials, and (ii) stem cell tools that use shrinkable plastic microfluidic technologies, each as more fully provided in the Biosensing Research Agreement.  Historically, we have spent far less than the amounts we are otherwise committed to under the UCI Biosensing SRA. We have exclusive access to license intellectual property from the Biosensing Research Agreement beginning from July 1, 2009 forward according to the terms of the Biosensing Research Agreement.  The Company has discontinued research in regards to this agreement.

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

The Biosensing Research Agreement provides that in the event that we desire to license Additional IP, if any is discovered, such license must be pursuant to license terms annexed to the Biosensing Research Agreement (the “UCI Biosensing License”).  We are not required to pay an initial license issue fee, and the terms of the annual license fee is $5,000 for rights to each Additional IP license we acquire, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we will be required to pay a fee of 30% of certain income generated from third party sublicenses of the Additional IP that are covered under the UCI Biosensing License, as well as royalty payments of: 2.5% of net sales where the first sale occurs within three years after the License Date; 4% of net sales where the first sale occurs between three and six years after the License Date; and 5% of net sales where the first sale occurs beyond six years after the License Date.  In each case, the minimum earned royalty payment paid shall be $15,000 commencing the year of the first commercial sale of the Additional IP licensed, subject to increase, if and as we expand the UCI Biosensing License to include additional patents from time to time.  With respect to any patent comprising the Additional IP, UC Regents reserves the right to utilize such intellectual property in connection for educational and research purposes, including research conducted for other sponsors.  A copy of the UCI Biosensing SRA License is included as an annex to the Biosensing Research Agreement, filed as an exhibit to our public filings, and is incorporated by reference herein.  The Company has discontinued research in regards to this agreement.

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

Agreements Terminated in 2010

During 2010 the Company terminated certain agreements for economic reasons and because alternative resources were available.  These terminated agreements include:

Our original microfluidics research agreement with the University of California, Merced, originally entered into in May 2009, and the underlying Exclusive License Agreement with the UC Regents, Merced, for Processes for Microfluidic Fabrication and Other Inventions.  We no longer rely on these patents or intellectual property rights.  Nonetheless, the Company still owns and maintains its rights to the ShrinkChip® related trademarks, which were not part of the terminated agreement. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which are subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90- day period after termination.

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

In June 2011, in the disposition of Blackbox, the patents related to the Chicago License Agreement were maintained by Blackbox post-disposition.

No assurance can be made that the Company will be able to assess the patent-worthiness of all its products, or, if a patent is desirable, that the Company will have sufficient funds or wherewithal to secure or prosecute its intellectual property rights.

Research and Development Priorities and Expenditures

We estimated that Shrink has invested approximately $109,739 and $183,314 into its technologies in 2011 and 2010, respectively, primarily from government and university grants and direct investments by Shrink using cash on hand, and $122,416 into its technologies in 2009, most of which has stemmed from payments from Shrink through UC Merced and UC Irvine or, to a limited extent, California Institute for Regenerative Medicine (CIRM). (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

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

In June 2010, we became a part of the MF3 Consortium.  Formed in 2006, the MF3 Center brings together 20 leading micro-and nano-fluidics professors from 12 universities nationwide to advance the basic science and applications of a field seen as key to creating a vast array of new technologies. With scientists representing the disciplines of biomedical engineering, mechanical engineering, electrical engineering, and chemistry, MF3 research is expected to apply to many areas including health care, electronics, and environmental and food monitoring. MF3 is funded by the Defense Advanced Research Projects Agency (DARPA) and the Centers industrial members. MF3 is a spin-off of activities ongoing at the Integrated Nanosystems Research Facility, an interdisciplinary research laboratory at the Henry Samueli School of Engineering at UC Irvine.

As a result of our membership in MF3, we qualify to have every dollar we invest in research through a MF3 member professor, matched by 50%.  This means that when we spend $20,000 through our SRA with Dr. Michelle Khine, we receive an additional $10,000 in our account for the subject project.

Agreements Terminated in 2010

University of California at Merced

In December 2010, due to high costs and poor results, we terminated our research agreement (signed in May 2009) with the University of California, Merced (“UC Merced”) and our Exclusive License Agreement with the UC Regents relating to microfluidics (the “UC Regents Microfluidics Agreement”).  As a result we abandoned IP rights owned by the UC Regents associated with these agreements.

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

Inabata America Corporation

In September 2009, we entered into a Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation (“Inabata”), a subsidiary of Inabata & Co. Ltd., which provides for the appointment of Inabata as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and ShrinkChip™ RPS solar products to third parties (the “Solar Products”).  Because we ceased our work in the solar energy space, the agreement with Inabata is no longer relevant to our operational focus.

Employees

We currently have no employees and resort to management and subcontractors for all services.  During 2011, there were two full time employees.  In November 2011, both left the Company due to cash flow situation.

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

General

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

The exchange of shares with Shrink’s owner was accounted for as a reverse acquisition under the purchase method of accounting with the business of Shrink Technologies, Inc. as the surviving company for accounting and financial reporting purposes.

As of December 31, 2011, Shrink determined that all future economic benefit will be derived from operations that existed as of that date, and all prior operating assets were fully impaired.

Below is a chart of our organizational structure:

The Company has negotiated a spin off transaction to sell our BlackBox business and retain approximately 20% of the equity in the post-spin-out business (pre dilution).

Our common stock is quoted on the OTC Market under the symbol “INKN.”

Our principal operational offices are located at 7020 Belcrest Drive, Plano, Texas 75024.  Our principal corporate contact is Darren Miles and may be reached at 972-342-0982.

ITEM 1A.

RISK FACTORS

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

The Company has several convertible notes which are primarily controlled by affiliated entities of James B. Panther.  The cost basis is less than the open market.

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

Preferred Stockholders maintain controlling interest of our stock; the existence of these derivative securities, may adversely affect your stock price and our ability to raise capital or into business ventures and transactions.

Currently, twenty million shares (20,000,000) of Series A Preferred Stock are issued and outstanding and held by a principal shareholder or their affiliates, namely Mr. Panther.  These shares are all convertible and contain other restrictive covenants.  As a result, over 90% of our voting control is vested in one beneficial owner.  Moreover, as shares of preferred stock are converted and sold, such sales are likely to have a highly dilutive effect on our stock price.

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

The bylaws allow the board to issue common shares without stockholder approval.  Currently, the board is authorized to issue a total of 475,000,000 common shares, of which 47% have been issued or reserved for issuance as of April 2012.  In addition, the board is authorized to issue up to 25,000,000 preferred shares of which 20,000,000 are already designated and issue and an addition 5,000,000 “blank check” preferred may be issued.  Currently, 224,746,249 shares of common stock are issued and outstanding and, the following shares are issuable underlying outstanding securities:

•

20,000,000 shares issuable upon conversion of Series A Preferred Stock, owned primarily by Panther and convertible on a one-for-one basis.  On April 5, 2012, this debt instrument was acquired by an entity indirectly controlled by Panther.

•

1,770,000 shares of common stock issuable upon conversion of $177,000 principal amount of unsecured one year 12% convertible notes, convertible at $.10 per share, in addition to shares that may be issued in respect of interest payments which notes became due commencing February 2011.  The note was converted on October 28, 2011.

•

3,175,000 shares issuable upon exercise of Series A Common Stock Purchase Warrants issued between November 2009 and May 2010, at $.20 per share.

•

585,000 shares issuable upon exercise of Series B Common Stock Purchase Warrants issued in November 2010, at $.20 per share.

•

20,890,196 shares issuable upon conversion of convertible notes with principal amounts totaling $973,121, issued to Noctua Fund, LP and BCGU, LLC, affiliates of Panther.  These notes are in default and accrue interest 18%.  Accrued interest on these notes at April 30, 2012 was $122,212.  On April 5, 2012, all of the convertible debts owned by Noctua and BCGU, LLC were acquired by a single entity indirectly controlled by Panther.

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

Currently, we have 20 million shares of Series A Preferred Stock outstanding (post Forward Split), all of which contain significant anti-takeover and change of control deterrents.  Additionally, our certificate of incorporation authorizes our board of directors to designate any special priority or preference or other rights of, and issue up to 5,000,000 additional shares of “blank check” preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

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

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Our success is highly dependent on the services of a limited number of skilled scientists. We also depend on the insight and backgrounds of members of our Scientific Advisory Board. As of December 31, 2011, we have no scientists on staff.  In addition, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms.  The competition for qualified personnel in industrial, academic and nonprofit research sectors is significant.

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

All of our research and development agreements require processes that are complex and require specialized and expensive equipment. Replacement parts for this specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. There can be no assurance that our funding commitment under the and development agreements will be adequate to fund the equipment requirements.  We also rely on numerous third parties to supply production materials and in some cases there may not be alternative sources immediately available, or they may not be available at a reasonable cost.

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

We do not have any manufacturing facilities and have limited relationships with third party manufacturers. We are negotiating with third parties for the development and manufacture of our products initially.  However, even if we are able to develop our products, and penetrate the drug and life science industries, we may have to construct or acquire a manufacturing facility or utilize third parties, both of which would require us to train appropriate personnel.  To build a manufacturing facility, we will need substantial additional capital and we do not have any capital commitments to fund such construction.  In addition, the recent financial crisis has made it extremely difficult to obtain commercial property or industrial financing.  In addition, we must be able to resolve in a timely manner manufacturing issues that may arise from time to time as we commence production of our complex products.  With a start-up manufacturing facility, unexpected problems may be more frequent as new equipment is put on line and operators are inexperienced in its operation.  These and other unanticipated difficulties or delays in manufacturing our products during commercialization, in sufficient quantities to meet customer demand could diminish future demand for our products, cause us to incur greater debt and materially harm our business.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.

PROPERTIES

The Company’s corporate office is located at 7020 Belcrest Drive Plano Texas 75024.  It is the office of our CEO and is used by the Company at no cost.

ITEM 3.

LEGAL PROCEEDINGS

We are not aware of any legal proceedings or investigations involving the Company.

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business, in particular, that may relate to defense of our intellectual property rights.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

[Remainder of Page Intentionally Left Blank]

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “INKN” on the OTC Markets system.  Our shares trade on a limited and sporadic basis and the trading price of our shares is not necessarily of the existence of a trading market for our securities or indicative of our value.  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission as adjusted to reflect the Forward Split, and may not represent actual transactions

	Closing Prices(1)
	High	Low
Year Ended December 31, 2011
4th Quarter	$0.0399	$0.0006
3rd Quarter	$0.079	$0.03
2nd Quarter	$0.10	$0.05
1st Quarter	$0.131	$0.07

Year Ended December 31, 2010
4th Quarter	$0.16	$0.10
3rd Quarter	$0.14	$0.05
2nd Quarter	$0.84	$0.14
1st Quarter	$0.25	$0.10

(1)

The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.nasdaq.com for the periods indicated, as adjusted for the Forward Split in April 2010.

Recently our stock has not been quoted on the OTC Bulletin Board, and is now being quoted by the OTC Market Group and on the Pink Sheets.  Our stock is no longer trading on the OTC Bulletin Board because the market maker that had filed originally to quote our stock on the OTC Bulletin Board is no longer providing quotes on the OTC Bulletin Board.  A large number of initiating market makers have ceased to provide quotes on the OTC Bulletin Board causing many companies to cease having quotations on the OTC Bulletin Board during 2011 and 2012.

The Company’s transfer agent is Action Stock Transfer, located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, (801) 274-1088, (www.actionstocktransfer.com).

Approximate Number of Holders of Our Common Stock

As of May 1, 2012, there were 218 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings. In aggregate, we had 224,746,249 shares of common stock outstanding as of May 1, 2012.

Dividends

We have never declared or paid a cash dividend and do not foresee paying one in the near future, except to the extent our shareholders subsequently approve of and the Board of Directors then authorizes, Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We have 750,000 shares and no options outstanding under our 2010 Stock Incentive Plan (the “2010 Plan”), which was adopted by the Board in December 2010 and was approved by stockholders. The 2010 Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Plan, 25,000,000 shares were authorized for issuance pursuant to awards made under the plan with 24,250,000 shares remaining available for issuance.  Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. Options expire ten years after the date of grant.

The following is a summary of the securities issued and authorized for issuance under the 2010 Plan at December 31, 2011:

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

At the time of the BlackBox acquisition, the Company issued 14,000,000 shares of common stock accordingly.

In March 2011, the Company received $70,000 in cash from a private investor.  In exchange, the Company agreed to issue 411,765 shares of common stock.

In January 2012, pursuant our 2010 Plan, the Company issued 7,352,941 shares valued at $29,412 for payment of professional services provided by our attorney during January and February 2012.

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

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter 2011 and as of the date of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

[Remainder of Page Intentionally Left Blank]

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for Shrink NanoTechnologies, Inc. Such discussion represents only the best present assessment from our Management.

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

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. received $12,500 cash and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity at the time of the transaction.  The cash received from the transaction shall be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary.   Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.

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

Agreements Terminated in 2010

During 2010 the Company terminated certain agreements for economic reasons and because alternative resources were available.  These terminated agreements include:

Our original microfluidics research agreement with the University of California, Merced, originally entered into in May 2009, and the underlying Exclusive License Agreement with the UC Regents, Merced, for Processes for Microfluidic Fabrication and Other Inventions.  We no longer rely on these patents or intellectual property rights.  Nonetheless, the Company still owns and maintains its rights to the ShrinkChip® related trademarks, which were not part of the terminated agreement. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which are subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90- day period after termination.

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

When combined with notes and warrants sold during late fiscal 2009 (and not including any 14% convertible notes issued to Noctua Fund, LP) the following (and not including any 14% convertible notes issued to Noctua Fund, LP) is a brief summary of the notes and warrants outstanding:

•

$177,000 principal amount 12% convertible notes, currently convertible at $.10 per share into an aggregate of 1,777,000 shares of common stock (plus shares issuable as interest), payable one year from their respective issuance dates.  The note was converted on October 28 2011.

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

All Noctua, BCGU, Noctua Fund LP instruments, both debt and equity, in regards to the 50% interest owned by Mark L. Baum, Esq., were acquired for value by an entity indirectly controlled by James Panther, in April 2012.

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

This agreement was in effect until June 2011 when it was sold to a related third party.

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

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

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

The Company, including its subsidiaries, had minimal or no revenues in 2011 or 2010, as it is a research and development stage company.  In 2011, there were revenues of $7,513 compared to $0 in 2010, which were primarily related to a contract with Kimberly Clark.

Operating Expenses

Our Shrink related business had total operating expenses of $789,418 for the year ended December 31, 2011 and $5,868,801, as compared to the same period for the Shrink related business in 2010.

General and Administrative Expenses.  Our general and administration expenses decreased to $506,920 in the fiscal year ended December 31, 2011 from $5,108,016 in 2010.  This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees decreased to $130,216 in the fiscal year ended December 31, 2011 from $148,503 in 2010. The slight decrease was due to management stabilizing its fixed costs in this area throughout the year.

Depreciation and Amortization. Our depreciation expenses decreased to $6,400 in the fiscal year ended December 31, 2011 from $46,562 in 2010, and our amortization expenses decreased to $0 in the fiscal year ended December 31, 2011 from $34,485 in 2010. The decrease in depreciation expenses was mainly due to the disposal of assets.

Interest Expense. Interest expense decreased to $292,392 in the fiscal year ended December 31, 2011 from $660,451 in 2010, primarily due to the conversion of certain convertible note issuances.

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

Net Loss From Operations

For the year ended December 31, 2011, we had a net loss of $1,112,484 from continuing operations as compared to a net loss of $6,529,252 from continuing operations for the period ended December 31, 2010.  Management attributes the decrease in net loss due to a decrease in operational and research activities.  In 2011, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the fiscal year ended December 31, 2011, we generated a net loss of $1,117,276 compared to a net loss of $6,529,252 in 2010. The decrease in net loss is due to an overall change in our business operations.

Liquidity and Capital Resources

Our cash on hand at December 31, 2011 was $731 as compared to $2,131 on hand December 31, 2010.  The decrease is primarily attributable to management’s inability to raise capital through equity and debt financings.  During the year ended December 31, 2011, management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to the year ended December 31, 2010, raising capital through the equity and debt financings.  The Company had no revenues during the years ended December 31, 2011 and 2010.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)	Year Ended December 31,
	2011	2010
Net cash provided by (used in) operating activities	$(202,680)	$(586,055)
Net cash provided by (used in) investing activities	$9,630	$(145,603)
Net cash provided by (used in) financing activities	$191,650	$672,250

Net Increase (decrease) in Cash and Cash Equivalents	$(1,400)	$(56,408)
Cash and Cash Equivalent at Beginning of the Year	$2,131	$58,539
Cash and Cash Equivalent at End of the Year	$731	$2,131

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

As part of the Company’s business plan and when feasible, it regularly elects to pay consulting and professional fees in stock, as opposed to cash, so as to preserve capital.   In particular, between April and July 2010, the Company issued an aggregate of 1,602,197 shares of restricted common stock to five consultants and professional service providers for services rendered, some of which covers services rendered through mid-2010.  The Company recognizes, however, that share issuances are highly dilutive to investors and existing shareholders and, not all service providers are willing to accept share compensation in lieu of cash.  Accordingly, the Company is required to expend funds regularly for services.

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

Operating Activities

Net cash used in operating activities was $202,680 for the year ended December 31, 2011, as compared to $586,055 used in operating activities during 2010. The decrease in net cash used in operating activities was mainly due to an decrease in operating activities and a lack of revenue.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2011 was $9,630 as compared to $145,603 net cash used in investing activities in 2010.  The decrease in net cash provided by investor activities was mainly due to an decrease in business operations, research and development activities and a lack of revenue.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was $191,650, as compared to $675,250 net cash provided by financing activities for the year ended December 31, 2010. The increase of net cash provided by financing activities was mainly attributable to financing efforts made by management during the first quarter 2010 in order to obtain certain assets, maintain current business operations and research and development activities.

To date, a material portion of our operations, and of the operations of our Shrink subsidiary, have been funded by certain members of management and Noctua Fund, LP, which is an affiliate of Messrs. Baum and Panther, our current directors.  Specifically, and without limitation, Noctua Fund, LP loaned the Company over $100,000 between 2008 and April 2009, as represented by the 14% convertible promissory note, convertible at $0.04 per share; and the identical $118,000 14% convertible promissory note, convertible at $0.04 per share, reflecting loans to our Shrink subsidiary prior to our acquisition of them, to fund their operations.  Interest to date on the notes exceeds $58,000 and both of the foregoing notes to Noctua are in default.

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

Sublease with Business Consulting Group Unlimited, Inc. - Terminated

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors and majority stockholders, James B. Panther, and Mark L. Baum, Esq. pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease was terminated on January 31, 2011.  For the year ended December 31, 2011 $50,000 had been paid to Business Consulting Group Unlimited, Inc. and $18,000 was owed to Business Consulting Group Unlimited, Inc.

On May 29, 2009, the Company signed an operating agreement with BCGU, LLC, an entity indirectly controlled by James B. Panther, and Mark L. Baum, Esq., who are two of our directors and majority control persons, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  Effective as of January 31, 2011, we entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term of 21 months ending in October 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  The Company was indebted to BCGU under the old agreement, in the amount of $615,000 which continues to be due and payable as of the date of the Second Amended Operating Agreement. The Second Amended Operating Agreement expires October 1, 2012.  For the year ended December 31, 2011, $121,000 had been paid to BCGU, LLC and there was $585,000 owed to BCGU, LLC.  This liability is recorded in accounts payable and accrued expenses on our balance sheets which were primarily converted into approximately 12 million shares of common stock leaving an insignificant liability on the balance sheet.  There is an option within the Second Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreements into a convertible note.  On April 6, 2011 BCGU, LLC exercised its right to memorialize its debt in note form.  As a result the Company issued BCGU, LLC a 4% convertible promissory note with a principal balance of $675,000 (representing all unpaid accrued fees beginning in May 2009 through April 2011 under this agreement), that is convertible at $.06 per share and matures on April 6, 2012.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

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

In March 2010, we issued 7,250,000 shares valued at $1,595,000 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories.  The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after June 4, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March 2010, we issued 8,700,000 shares valued at $1,914,000 to a consultant in satisfaction of a consulting agreement entered into in January 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations. The agreement provides, among other things, that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March 2010, we issued 1,500,000 shares valued at $162,000 to a consultant in satisfaction of a consulting agreement entered into in February 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals. The agreement is renewable by the parties for successive one-year periods and provides, among other things, for cash compensation at $250.00 per hour commencing only after July 15, 2010, for services if and as requested and agreed to by the Company.  This agreement also provides that any inventions or intellectual property created or discovered by the consultant during the course of providing services for the Company shall belong to the Company and also provides for indemnification by the consultant for damages from claims brought as a result of the consultant’s violation of law or fraudulent misrepresentations or breach of the agreement.

In March 2010, we issued 600,000 shares, subject to lock-up and release restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to an accounting professional for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.

In March 2010, we issued 180,000 restricted shares valued at $30,600 to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered.

In March 2010, we issued 112,500 restricted shares valued at $19,125 to a member of the Scientific Advisory Board, pursuant to an agreement dated as of March 1, 2010.

In March 2010, we issued 40,000 restricted shares valued at $5,560 (in addition to 60,000 shares issued in November 2010) as payment for professional services rendered. No additional amounts are owed for services under this agreement for said time period.

In May 2010, we issued 40,000 shares valued at $11,958 as payment for professional services rendered.

In May 2010, we issued 50,000 shares valued at $10,500 as payment for marketing services related to press releases and branding. No additional amounts are owed under this agreement for said period.

In May 2010, we issued 1,000,000 restricted shares valued at $204,000 to Dr. Sayatani Ghosh, a member of the Scientific Advisory Board (“SAB”) since 2009, pursuant to her agreement dated March 1, 2009.  This agreement has expired by its terms and no additional amounts are owed under said agreement.

In July 2010, we issued 40,000 restricted shares valued at $5,100 as full payment for professional services rendered during the months of June and July.  No additional amounts are owed for these months of service under this agreement.

In July 2010, pursuant to a consulting agreement entered into as of June 1, 2010, we issued 76,364 restricted shares valued at $12,000 as payment for solar research and film manufacturing related consulting services rendered during the months of June and July.  The consulting agreement is for a one year term and requires payment of a monthly fee of $6,000 to be paid in shares of common stock of the Company for the duration of the term unless terminated early.

In July 2010, we issued 395,833 restricted shares valued at $92,625 as payment for financial advisory related services, and development of financial models and due diligence research from December 2009 through May 2010.  In addition, the Consultant was paid cash compensation of $27,708 in 2010. No additional amounts are owed under said agreement.

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

Lease For Space At University Of California- Irvine, TechPortal™

In September 2010, the Company entered into a lease for laboratory space with the University of California, Irvine (UCI) TechPortal™ technology facilitator center, which lease commences November 1, 2010.  The lease provides approximately 150 square feet of laboratory space and certain equipment and shared office space that will be used for the Company’s UCI developed patents under the Company’s exclusive license agreement with UCI entered into in April 2009.  The lease is for a minimum of six (6) months and may be extended for another 24 months and may be extended thereafter by the discretion of the parties,  and provides for rent to be paid by the Company of $5,400 per year with each party required to bear the costs of their own insurance and related expenses.  The Company did not effectively commence utilizing this space until November 2010.  The foregoing is a summary only of this lease, a copy of which is filed as an exhibit to this Report.

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

Hedging and Derivative Activities

As at December 31, 2011, and, at December 31, 2010, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item 8 is incorporated by reference to the Index to Consolidated Financial Statements beginning at page F-1 of this Annual Report.

[Remainder of Page Intentionally Left Blank]

Shrink NanoTechnologies, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Shrink Nanotechnologies, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheets of Shrink Nanotechnologies, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from January 15, 2008 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shrink Nanotechnologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from January 15, 2008 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not yet generated revenue, has incurred losses from operations, and is dependent on financing to continue operations.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

May 15, 2012

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Current assets
Cash	$731	$2,131
Deposits	1,500	-
Prepaid expenses	4,291	29,062
Inventory	2,780	-
Total current assets	9,302	31,193

Property, plant and equipment, net	6,154	22,806
Intangible assets, net	10,118	52,948

TOTAL ASSETS	$25,574	$106,947

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures, net of discount, default - related party	$290,621	$238,121
Convertible debentures, related party	675,000	-
Convertible debentures, net of discount	-	446,479
Accounts payable	909,537	856,371
Due to related parties	228,983	606,250
Accrued interest	122,212	106,113
Deferred revenue	2,727	-

Total current liabilities	2,229,080	2,253,334

TOTAL LIABILITIES	2,229,080	2,253,334

COMMITMENTS (See Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000 at December 31, 2011 and December 31, 2010, respectively

	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 217,393,308 and 194,035,408 at December 31, 2011 and December 31, 2010, respectively

	217,393	194,035
Additional paid in capital	7,019,323	5,982,525
Accumulated deficit	(9,460,222)	(8,342,947)
TOTAL STOCKHOLDERS' DEFICIT	(2,203,506)	(2,146,387)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,574	$106,947

The accompanying notes are an integral part of these consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS

			From Inception
			(January 15, 2008)
	For the years ended		through
	December 31,		December 31,
	2011	2010	2011
REVENUES
Service revenues	$7,513	$-	$7,513
Cost of sales	151	-	151
Gross profit	7,362	-	7,362

EXPENSES
Research and development	131,786	183,314	516,868
Professional fees	130,216	148,503	429,835
General and administrative	506,920	5,108,016	7,036,380
Loss on disposal of property, plant and equipment	14,096	-	14,096
Loss on asset impairment	-	347,921	347,921
Depreciation and amortization	6,400	81,047	117,527
Total operating expenses	789,418	5,868,801	8,462,627

Loss from operations	(782,056)	(5,868,801)	(8,455,265)
		-
Other income (expense)
Equity investment loss	(38,036)	-	(38,036)
Interest expense	(292,392)	(660,451)	(987,430)
Loss from extinguishment of debt	-	-	(118,121)
Total other income (expense)	(330,428)	(660,451)	(1,143,587)

Loss from continuing operations	(1,112,484)	(6,529,252)	(9,598,852)

Discontinued Operations
(Loss) from discontinued Blackbox business	(4,792)	-	(5,195)
Income from discontinued Audiostocks business	-	-	143,825
Income (loss) from discontinued operations	(4,792)	-	138,630

NET LOSS	$(1,117,276)	$(6,529,252)	$(9,460,222)

Net loss per common share, basic and diluted:
Loss from continuing operations	$(0.01)	$(0.03)
Loss from discontinued operations	(0.00)	-
Net loss per common share:	$(0.01)	$(0.03)

Weighted average common and common equivalent shares outstanding
Basic and diluted	208,724,810	188,486,499

The accompanying notes are an integral part of these consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 15, 2008 date of inception through December 31, 2011

						Deficit
						accumulated
	Preferred Stock		Common Stock		Additional	during the
		Par		Par	Paid-in	development
	Shares	Value	Shares	Value	Capital	stage	Total

Issuance founder shares	50	$-	44,444,440	$44,444	$(44,443)	$-	$1
Net Loss	-	-	-	-	-	(88,493)	(88,493)
Balance at December 31, 2008	50	$-	44,444,440	$44,444	$(44,443)	$(88,493)	$(88,492)

Reverse merger	20,000,100	20,000	115,004,875	115,005	(153,896)	-	(18,891)
Beneficial conversion feature convertible notes	-	-	-	-	69,900	-	69,900
Value associated with warrants detached from notes	-	-	-	-	30,100	-	30,100
Conversion of convertible debt	-	-	1,916,670	1,916	55,584	-	57,500
Issuance of shares for license issuance fee	-	-	495,500	496	99,504	-	100,000
Shares issued for cash at $.04 per share	-	-	8,875,000	8,875	346,125	-	355,000
Issuance of shares for services valued at $0.215 per share	-	-	2,185,000	2,185	467,713	-	469,898
Value of stock options granted	-	-	-	-	69,901	-	69,901
Cancellation of series c preferred stock	(150)	-	-	-	(143,825)	-	(143,825)
Loss from extinguished debt	-	-	-	-	118,121	-	118,121
Net Loss	-	-	-	-	-	(1,725,202)	(1,725,202)
Balance at December 31, 2009	20,000,000	$20,000	172,921,485	$172,921	$914,784	$(1,813,695)	$(705,990)

Beneficial conversion feature convertible notes	-	-	-	-	80,679	-	80,679
Value associated with warrants detached from notes	-	-	-	-	590,154	-	590,154
Conversion of convertible debt at $.10 per share	-	-	1,129,226	1,129	111,793	-	112,922
Issuance of shares for services valued at $0.21 per share	-	-	19,984,697	19,985	4,088,260	-	4,108,246
Value of stock options granted	-	-	-	-	196,854	-	196,854
Net Loss	-	-	-	-	-	(6,529,252)	(6,529,252)
Balance at December 31, 2010	20,000,000	$20,000	194,035,408	$194,035	$5,982,525	$(8,342,947)	$(2,146,387)

Blackbox Semiconductor share exchange	-	-	14,000,000	14,000	(1,500)	-	12,500
Issuance of shares at $0.17 per share	-	-	411,764	412	69,588	-	70,000
Conversion of convertible debt at $0.10 per share	-	-	6,589,442	6,589	651,655	-	658,244
Conversion of convertible debt at $0.08 per share	-	-	894,152	894	70,638	-	71,532
Issuance of shares for services valued at $0.16 per share	-	-	1,462,542	1,463	229,098	-	230,561
Value of stock options vested	-	-	-	-	17,319	-	17,319
Net Loss	-	-	-	-	-	(1,117,276)	(1,117,276)
Balance at December 31, 2011	20,000,000	$20,000	217,393,308	$217,393	$7,019,323	$(9,460,222)	$(2,203,506)

The accompanying notes are an integral part of these financial statements

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS

			From Inception
			(January 15, 2008)
	For the years ended		through
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,117,276)	$(6,529,252)	$(9,460,222)

Adjustments to reconcile net earnings to net cash used by operating activities:

Depreciation and amortization	8,578	81,047	120,107
Asset impairment	-	347,921	347,921
Debt discount accretion	198,021	551,701	763,333
Non-cash share-based payments	247,880	4,297,769	5,085,448
Loss on disposal of property, plant and equipment	14,096	-	14,096
Loss from extinguishment of debt	-	-	118,121
Loss from equity investment	38,036	-	38,036
Changes in assets and liabilities, net of effects from acquisitions
Deposits	(1,500)	-	(1,500)
Accounts receivable	-	108,011	1,672
Prepaid expenses	24,771	121,429	15,959
Inventory	(2,780)	-	(2,780)
Accounts payable	54,809	66,005	686,661
Accrued interest	93,875	108,314	195,404
Due to related parties	236,083	261,000	842,333
Deferred revenue	2,727	-	2,727
NET CASH USED IN OPERATING ACTIVITIES	(202,680)	(586,055)	(1,232,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Proceeds from the sale of BlackBox	12,500	-	12,500
Additions to equipment	(2,171)	-	(18,284)
Proceeds from disposal of intangible assets	500	-	500
Additions to intangible assets	(1,199)	(145,603)	(269,200)
NET CASH USED IN INVESTING ACTIVITIES	9,630	(145,603)	(212,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	61,650	3,250	64,900
Proceeds from issuance of common stock	70,000	-	425,001
Proceeds from convertible debentures	60,000	672,000	943,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	191,650	675,250	1,445,495

NET CHANGE IN CASH	(1,400)	(56,408)	731
CASH BALANCES
Beginning of period	2,131	58,539	-

End of period	$731	$2,131	$731

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$437	$437
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock-based prepaid expenses	$-	$20,250	$-
Stock issued to satisfy convertible debt obligation	$729,776	$112,922	$729,776
Stock issued in share exchange of Blackbox Semiconductor, Inc.	$37,036	$-	$37,036
Convertible debt issue to satisfy related party payable	$675,000	$-	$675,000

The accompanying notes are an integral part of these consolidated financial statements

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

NOTE 1.  ORGANIZATION AND NATURE OF OPERATIONS

Shrink Nanotechnologies, Inc. (the “Company or the “Successor Entity” or “us” or “we”) was incorporated in the state of Delaware on January 15, 2002, as Jupiter Processing, Inc.  On January 13, 2005, the Company changed its name to Audiostocks, Inc.  On May 14, 2009, the Company changed its name to Shrink Nanotechnologies, Inc.  Following a shareholder action described in a Form 14C filed with the Securities and Exchange Commission on February 15, 2010, the Board of Directors affected a 5 for 1 forward split.  All per share amounts and calculations in our presentation reflect this change.

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

NOTE 2.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $1,117,276 and used cash in operating activities of $202,680 for the year ended December 31, 2011.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,219,778, $2,203,506 and $9,460,222, respectively, at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.

As a result of the aforementioned conditions, the Company may be unable to meet certain obligations to fund future research and development activities.  The Company’s continuation as a going concern is dependent on obtaining additional outside financing, as it is not anticipated that the Company will have profitable operations from its research and development activities during the near term.  The Company has funded losses from its research and development and other operations primarily from the issuance of debt and equity.  The Company believes that through government grants, partnerships and arrangements with universities, and the issuance of equity and debt it may be able continue to fund operating losses in the short-term until the Company can generate revenues sufficient to fund its operations.  If management cannot achieve its plans there is a possibility that operations will discontinue.

NOTE 3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated balance sheets include the accounts of Shrink Nanotechnologies, Inc. and its wholly owned subsidiary Shrink Technologies, Inc., and thereby reflecting the transactions related to the May 29, 2009 effective date of the Exchange Agreement. The consolidated statements of operations include the operations (which consisted mostly of research and development) of the predecessor entity, Shrink Technologies, Inc. from inception on January 15, 2008 and the Company from May 29, 2009, the effective date of the acquisition of the Shrink business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

•

It relates solely to past performance

•

It is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement

The individual milestones are determined to be substantive or non-substantive in their entirety and milestone consideration is not bifurcated.

Related to these certain service contracts accounted for under the milestone method the Company may also receive service fees in advance upon signing of the contract.  Amounts in excess of revenue recognized are classified as deferred revenue on the consolidated balance sheet.

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Prepaid Expenses

Prepaid expenses consisted of the following at:

	December 31,	December 31,
	2011	2010
Prepaid stock based consultant fees	$-	$20,250
Other prepaid expenses	4,291	8,812
Total Current Prepaid Expenses	$4,291	$29,062

Inventory

Inventory at December 31, 2011 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at December 31, 2011 and December 31, 2010 consist of the following:

	December 31,	December 31,
	2011	2010
Finished goods	$2,780	$-
Total	$2,780	$-

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the year ended December 31, 2011 and 2010 the Company recorded $4,727 and $46,562 in depreciation expense, respectively.

	December 31,	December 31,
	2011	2010
Property Plant and Equipment, net:
Computer Software and Hardware	$12,503	$9,559
Furniture and Equipment	682	28,181
Building and Improvements	-	853
Accumulated Depreciation	(7,032)	(15,787)
Total	$6,154	$22,806

On December 31, 2010, the Company considered its Stockvert assets fully impaired.  Management concluded the asset was no longer being utilized and did not hold any current or future economic benefit for the Company.  The Company does not expect to sell the asset, nor does management plan to pursue potential buyers.  As a result of the impairment, the Company recorded a loss related to the impairment of its Stockvert assets of $67,869 during the year ended December 31, 2010.

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

Intangible assets consisted of the following at:

	December 31,	December 31,
	2011	2010
Intangible Assets, net:
License	$-	$41,997
Trademarks	10,118	11,353
Less: Amortization	-	(402)
Total	$10,118	$52,948

During June 2011 the Company completed a share exchange agreement with BlackBox Semiconductor, Inc., a Nevada publicly traded company and as a result sold its ownership interests in its subsidiary BlackBox Semiconductor, Inc., a Delaware company (“BlackBox Subsidiary”), which included the Company’s interest related to the license agreement with the University of Chicago.

During year ended December 31, 2011 and 2010, the Company recorded $0 and $9,208 in amortization expense, respectively, related to the BlackBox Subsidiary intangible assets.

During year ended December 31, 2011, the Company disposed of intangible assets in the amount of $1,674.

To date, the Company has not utilized its current trademarks to manufacture products/parts for sale, testing and evaluation.  However management expects to utilize the trademarks in the future.  Shrink continues to make the required legal filings and uses of the trademark, the trademarks have an indefinite life, therefore there is no amortization.

Investment in BlackBox Semiconductor, Inc.

The Company owns approximately 19% interest in BlackBox Parent and uses the equity method of accounting for this investment, as management has determined that the Company has the ability to influence the operating and financial decisions of BlackBox Parent.  Under this method, the Company recognizes earnings and losses of BlackBox Parent in its financial statements and adjusts the carrying amount of its investment in BlackBox Parent accordingly.  The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of BlackBox Parent held by the Company.  Any intra-entity profits and losses are eliminated.

For the year ended December 31, 2011 the Company incurred a loss of $38,036 related to the Company's proportionate share of BlackBox Parent activity.

Accounts Payable

Accounts payable consisted of the following at:

	December 31,	December 31,
	2011	2010
Accounts payable	$598,104	$470,469
Stock based payables	311,433	385,255
Accrued payroll	-	647
Total	$909,537	$856,371

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

·

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

·

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

·

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

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion option of the Convertible Notes were accounted for as derivative instrument liabilities rather than equity.

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

The components of current income tax expense as of December 31, 2011 and 2010 consist of the following:

	December 31,	December 31,
	2011	2010
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(520,386)	(1,640,219)
Change in depreciation differences	-	-
Change in contribution benefits	-	-
Change in valuation allowance	520,386	1,640,219
	$-	$-

The net deferred income taxes in the accompanying balance sheet include the following amounts of deferred income tax assets:

	December 31,	December 31,
	2011	2010
Net income tax assets:
Net operating loss carryforward	$2,821,340	$2,252,248
Contribution carryforward	-	-
Less: Deferred income tax liabilities
Depreciation differences	-	-
Less: Valuation allowance	(2,821,340)	(2,252,248)
Net deferred income tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal	35%
State tax expense net of federal tax	8.75%
Change in valuation allowance	(43.75%)
Tax expense at actual rate	0%

As of December 31, 2011, the Company’s net deferred tax assets are offset by a valuation allowance of $2,821,340. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2011 and 2010, the Company has approximately $8,298,059 and $7,831,536, respectively, of net operating loss carryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2028.

At December 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011 through 2008 (inception).

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At December 31, 2011 there was $1,095,333 in convertible debt outstanding, 20,000,000 preferred shares and stock options that total 44,683,088 in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 1,980,813 shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the year	For the year
	ended December 31,	ended December 31,
	2011	2010

Numerator – (loss)	$(1,117,276)	$(6,529,252)
Denominator – weighted average number of shares outstanding
	208,724,810	188,486,499
Loss per share	$(0.01)	$(0.03)

Stock-Based Payments

The Company measures the cost of services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant, and recognizes the cost over the period during which an employee is required to provide services in exchange for the award.

For purposes of determining estimated fair value of stock-based payment awards, the Company utilizes a Black-Scholes option pricing model, which requires the input of certain assumptions requiring management judgment. Because the Company’s stock option awards have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect fair value estimates, existing models may not provide a reliable single measure of the fair value of employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time that could result in changes to these assumptions and methodologies and thereby materially impact the fair value determination of future grants of stock-based payment awards. If factors change and the Company employs different assumptions in future periods, the compensation expense recorded may differ significantly from the stock-based compensation expense recorded in the current period.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and  IFRSs.  The update contains the results of the work of the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this update are effective for periods beginning after December 15, 2011 and as a result are not yet applicable to the Company. The Company is evaluating the impact of the update on its consolidated financial statements.

NOTE 4.  BLACKBOX SEMICONDUCTOR SHARE EXCHANGE, RELATED PARTY, DISCONTINUED OPERATIONS

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

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. should have received $75,000 cash payable prior to December 31, 2011, and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity.  The cash received from the transaction shall be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary.   The $75,000 payment was settled for $12,500 in 2011.  Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.  No such determination has been made as of the date of this filing.

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

The foregoing transaction was deemed a related party transaction in that BlackBox Parent is controlled by Noctua Fund Manager, and its principals, namely, Messrs. Baum and Panther. These are the same principals that control the Company.  Accordingly, the Share Exchange has been accounted for as a transaction between entities under common control.

Because the transaction was between entities under common control, the Company did not record a gain or loss related to the Share Exchange.  The quoted market price of BlackBox Parent’s common stock received by Shrink Nanotechnologies, Inc. was equal to $12,159,000 at the date of the Share Exchange.  Due to factors including, but not limited to the transaction being consummated between entities under common control and lack of market/inactivity in BlackBox Parent’s common stock, the Company recorded the transaction based on the historical cost basis of BlackBox Subsidiary paid into by Shrink Nanotechnologies, Inc. and the cash consideration aspect of the Share Exchange.  Management has determined that the Company has the ability to influence the operating and financial decisions of BlackBox Semiconductor, Inc. following the transfer and has recorded this investment under the equity method of accounting.  At December 31, 2011, the quoted market price for these shares was equal to $540,600.  The Company does not believe that the market for these shares will mature in the near future and it is therefore difficult to assess the true potential to turn these shares into cash.

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

NOTE 5.  RESEARCH AND LICENSE AGREEMENTS

A.

UCM Research and License Agreements (April 2009) – Terminated

On June 16, 2008 we entered into an agreement (the “Option Agreement”) with the Regents of the University of California, Merced.  Parallel to the Option Agreement, Shrink entered into another agreement (the “Research Agreement”) with the UC Regents, based on work which was to be performed at the University of California, Merced.

The Option Agreement provided Shrink with the exclusive right to license two patent pending inventions (the “Regents Inventions”), and required Shrink to make annual payments to the Regents as well as royalty payments on any commercialized products based on the Regents Inventions.   Shrink’s rights under the Option Agreement required customary measures of performance on the part of Shrink in terms of patent cost maintenance and other payments of costs associated with the Regents Inventions.  With respect to the Option Agreement, Shrink’s rights were broad in terms of the potential access Shrink had to use the Regents Inventions in products, and services and many of the key economic terms of a future license, should Shrink exercise its rights under the Option Agreement, were agreed to in the Option Agreement.

We exercised our rights under the Option Agreement and as a result, entered into the License Agreement for processes for microfluidic fabrication and other inventions with the Regent on April 29, 2009.

On December 13, 2010, the Company terminated its License Agreement with the UC Regents Merced, (the “Microfluidics License”). This license required that the Company continue to pay ongoing research costs as well as license fees, in exchange for an exclusive license to use certain microfluidic fabrication and other inventions.  Some of these patent rights also related to the Company’s ShrinkChip Manufacturing Solution™, however, the Company believes that there are commercially viable and affordable alternatives to the lost licenses that do not affect the Company’s intended product offerings.  In addition, the Company still owns and maintains its rights to the ShrinkChip™ related trademarks, which were not part of the terminated Microfluidics License. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which amount is included in accounts payable, and is subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90 day period after termination.  The Company does not believe that it has any other costs or liabilities relating to this license agreement.

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

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the SRA Agreement.  Of this amount $202,796 shall be paid during the 12 month period ended April 30, 2011; $211,311 shall be paid during the 12 month period ended April 30, 2012; and the remaining $217,944 shall be paid during the 12 month period ended April 30, 2013.  The foregoing payments are to be paid in quarterly installments of ¼ of the total cash fees payable during such 12 month period.  As of December 31, 2011 and through the date of this report, none of the payments were made.

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

The license we have the right to enter into under the SRA Agreement, is substantially similar to the previously disclosed license rights we have with the UC Regents above, except that we are not required to pay an initial license issue fee, or initial legal fee reimbursement of $35,000, and the terms of the annual license fee has changed to a fee of $5,000 for rights to each patent license acquired by us, with an overall license maintenance fee of $10,000 per annum commencing the fourth year after entry into the license (the “License Date”).  In addition, we are required to pay a fee of 30% of certain income generated from third party sublicenses of the additional intellectual property we license as well as royalty payments of:

·	2.5% of net sales where the first sale occurs within three years after the License Date;
·	4% of net sales where the first sale occurs between three and six years after the License Date;

·	and 5% of net sales where the first sale occurs beyond six years after the License Date.
·

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

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling up to $67,040 during the term of the EB Research Agreement.

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

NOTE 6.

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

As of December 31, 2011 and 2010, the effective interest rate was 18% and 14%, respectively.  The Company has recognized $18,000 and $14,000 for the contractual interest coupon for the years ended December 31, 2011 and 2010, respectively.

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

As of December 31, 2011 and 2010, the effective interest rate was 18% and 18%, respectively.  The Company has recognized $3,600 and $833 for the contractual interest coupon for the years ended December 31, 2011 and 2010, respectively.  Additionally, the Company has recognized $10,000 and $2,500 for the amortization of the discount on the liability component for the years ended December 31, 2011 and 2010, respectively.

On January 10, 2011, the Company issued a $60,000 14% convertible note to Noctua Fund, LP in exchange of $60,000 cash.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%), and interest payments on the note are due monthly.  The note is convertible into shares of the Company’s common stock at an original conversion price of $.17 per share.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price. At the time of the agreement date the market price of the Company’s stock was $0.125 per share, therefore there was no beneficial conversion feature that applied to this note.

The Company has not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

As of December 31, 2011 and 2010, the effective interest rate was 18% and 14%, respectively.  The Company has recognized $10,367 and $0 for the contractual interest coupon for the years ended December 31, 2011 and 2010, respectively.

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

As of December 31, 2011 and 2010, the effective interest rates was 18% and 18%, respectively.  The Company recognized $21,262 and $21,262 for the contractual interest coupon for the years ended December 31, 2011 and 2010, respectively.

There have been no transactions between the entities which are under common control and the existence of that control did not result in any significant different result in operating results or financial positions had both entities been autonomous.

B.  Private Placement Offerings – 12% Convertible Notes and Warrants

During November 2009 through early 2010, a confidential private offering (“the Offering”) was made by the Company to various private accredited investors.  The principal amount of the Offering was set at $1,000,000 maximum with excess of $1,000,000 accepted at the option of the Company and consists of convertible notes and stock purchase warrants, with $635,000 of Notes and 3,175,000 warrants issued in aggregate.  The notes will mature at the one year anniversary of their effective date, be sold at their face value, accrue interest at 12% and have a conversion feature that allows the investor to convert the note and accrued interest into common stock at a price of $0.10 per share.  The Company has the option to induce conversion, at which the notes conversion price will be taken at the discounted rate of 80% ($.08 per share).  The Series A common stock purchase warrants are exercisable via cashless exercise commencing six months after each respective closing, at $0.20 per share, beginning to expire 3 years from the first closing of this Offering.  The investors shall be issued warrants to purchase such number of common stock as equals fifty percent (50%) of the number of common shares underlying the convertible note based on the fixed conversion price. The warrants shall contain a standard cashless provision, which permits the holder to exercise the warrants if the stock price is above the exercise price, by turning in warrants and not paying cash.

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

There are 3,760,000 and 3,760,000 warrants immediately exercisable at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the effective interest rate was 18% and 14%, respectively.  The Company has recognized $20,847 and $68,219 for the contractual interest coupon for the years ended December 31, 2011 and 2010, respectively.  Additionally, the Company has recognized $188,021 and $549,201 for the amortization of the discount on the liability component for the years ended December 31, 2011 and 2010, respectively.

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

During November 2010 through December 2010, the Company received notices of conversion totaling $100,000 of principal balances and $12,923 of accrued interest.  The Company converted these notes into 1,129,226 shares of common stock. During the year ended December 31, 2011, the Company received conversion demand notices for convertible notes with total principal balances of $642,000 and accrued interest of $76,072, these notes were converted into 7,328,548 shares of common stock.   In October 2011, the Company forced conversion on the remaining note with a principal balance of $10,000 and $2,404 of accrued interest into 155,046 shares of common stock. Pursuant to the stock issuances the notes were deemed paid in full.

Notes Payable consists of the following at:

	December 31,	December 31,
	2011	2010
14% convertible notes due October 2012	$298,121	$238,121
12% convertible notes due November 2010	-	-
12% convertible notes due January 2011	-	225,000
12% convertible notes due February 2011	-	110,000
12% convertible notes due April 2011	-	50,000
12% convertible notes due May 2011	-	150,000
12% convertible notes due November 2011	-	117,000
4% convertible note due April 2012	675,000	-
Total convertible notes payable	$973,121	$890,121
Less: Discount on notes	(7,500)	(205,521)
Less: Current portion	(965,621)	(684,600)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2012	$965,121
2013	-
Total	$965,121

As of December 31, 2011, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $288,121, which is net of a $7,500 discount) with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

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

Mark L. Baum, Esq. (“Baum”) our former CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  As of December 31, 2011 and 2010, there was $61,650 and $3,250 owed to the Noctua Fund Manager, LLC, respectively, and $0 and $9,250 had been paid to the Noctua Fund Manager, LLC during the years ended December 31, 2011 and 2010, respectively.  This liability is recorded as due to related parties our balance sheets.

The Noctua Fund Manager, LLC entity was closed in the latter part of 2011.  The interests of Noctua Fund Manager, LLC were transferred to BCGU which was subsequently transferred to James Panther.

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and has continued as a month to month tenancy thereafter.   For the years ended December 31, 2011 and 2010 $16,667 and $50,000 had been paid to Business Consulting Group Unlimited, Inc. and $7,333 and $18,000 was owed to Business Consulting Group Unlimited, Inc., respectively.  This liability is recorded in recorded in Due to related parties on our balance sheets

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by Panther and Baum, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  The Amended Operating Agreement expires October 1, 2012.  In April 2011, the Company issued to BCGU, LLC a 4% $675,000 convertible note for the amounts due (see Note 9 for more detail related to this convertible note.).  For the years ended December 31, 2011 and 2010 $0 and $121,000 had been paid to BCGU, LLC, respectively, and there was $160,000 and $585,000 owed to BCGU, LLC, respectively (excluding amounts due under the 4% convertible note).  This liability is recorded in Due to related parties on our balance sheets whereas the expense for 2011 was $250,000.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  At such time BCGU, LLC had not converted any of its outstanding payables into a note.

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

The Company’s rent expense for the years ended December 31, 2011 and 2010 was $15,609 and $73,350, respectively.

There are no future minimum lease payments for the next 5 years.

NOTE 8.

COMMON STOCK ISSUANCES

The Company has made various private issuances of securities to fund its operations and satisfy obligations from time to time.

In March 2010, we issued 7,250,000 shares valued at $1,595,000 to a consultant in satisfaction of a one year consulting agreement originally entered into in January, 2010 for assistance in developing the Company’s biotech and related products and, in providing research, prototype and product development assistance on our life sciences related products as well instructional videos and materials for use in academic and corporate laboratories.

In March 2010, we issued 8,700,000 shares valued at $1,914,000 to a consultant in satisfaction of a one year consulting agreement entered into in January 2010, for public relations, assistance with press releases and branding, marketing awareness programs, procurement of third party research and web/statistical content and investor relations.

In March 2010, we issued 1,500,000 shares valued at $162,000 to a consultant in satisfaction of a one year consulting agreement entered into in February 2010, for services relating to marketing of our medical device products, and marketing to researches, academia and medical professionals.

In March 2010, the Company agreed to a vesting agreement whereby the Company issued 600,000 shares of common stock subject to restrictions based on continued services over a 3 year period ended March 1, 2013, valued at $120,000 to an accounting and financial reporting professional, for previous and ongoing accounting, SEC compliance and financial statement preparation and compilation and related services.  These shares vest as to 125,000 shares on each of the date of the agreement, March 1, 2010, March 1, 2011 and March 1, 2012, with the remaining 225,000 vesting on March 1, 2013.  On September 22, 2011, the Company waived the remaining lock-up and vesting portion of agreement. The Company recognized an expense of $74,167 during the year ended December 31, 2011 related to this agreement.

In March 2010, we issued 180,000 shares valued at $30,600 to a consultant in satisfaction of a consulting agreement entered into in March 2010, for services rendered.

In March 2010, we issued 112,500 shares valued at $19,125 to a member of the Scientific Advisory Board, pursuant to an agreement dated as of March 1, 2010.

In March 2010, we issued 40,000 shares valued at $5,560 as payment for professional services rendered.

In May 2010, we issued 40,000 shares valued at $11,958 as payment for professional services rendered.

In May 2010, we issued 50,000 shares valued at $10,500 as payment for marketing services related to press releases and branding.

In May 2010, we issued 1,000,000 shares valued at $204,000 to a member of the Scientific Advisory Board, pursuant to their SAB agreement dated March 1, 2009.  This agreement has expired by its terms.

In July 2010, we issued 40,000 shares valued at $5,100 as full payment for professional services rendered during the months of June and July.

In July 2010, pursuant to a consulting agreement entered into as of June 1, 2010, we issued 76,364 shares valued at $12,000 as payment for solar research and film manufacturing related consulting services rendered during the months of June and July.  The consulting agreement is for a one year term and requires payment of a monthly fee of $6,000 to be paid in shares of common stock of the Company for the duration of the term unless terminated early.

In July 2010, we issued 395,833 shares valued at $92,625 as payment for financial advisory related services, and development of financial models and due diligence research from December 2009 through May 2010.  In addition, the Consultant was paid cash compensation of $27,708 in 2010.

In November 2010, the Company issued 617,333 shares of common stock for conversion of convertible notes and accrued interest totaling $61,733.

In December 2010, the Company issued 511,893 shares of common stock for conversion of convertible notes and accrued interest totaling $51,893.

The Company recognized an expense of $196,854 in earned stock option expenses during the year ended December 31, 2010.

The Board adopted a stock incentive plan in December 2010 (the “2010 Plan”).  The 2010 Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Plan, 25,000,000 shares were authorized for issuance pursuant to awards made under the plan. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. Options expire ten years after the date of grant.  In January 2011, pursuant the Company’s 2010 Stock Incentive Plan, the Company issued 750,000 shares valued at $95,625 to Heiner Dreismann, a former member of the Company’s Board of Directors, for services rendered and as an incentive to remain on the board with the Company.  As a result of the Mr. Dreismann’s issuance there are 24,250,000 remaining shares authorized for issuance pursuant to the 2010 Stock Incentive Plan.

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

In June 2011, the Company issued 14,000,000 shares as part of the BlackBox Share Exchange (see Note 2) and recorded an equity subscription receivable in amount of $75,000 which was settled for $12,500.

In July 2011, the Company issued 411,764 shares in exchange for $70,000 received in March 2011.

In July 2011, the Company issued 99,999 shares valued at $7,470 for payment of professional services provided during the months of May, June and July.

In August 2011, the Company issued 230,503 shares valued at $19,001 for payment to a consultant for research and development services provided during the months of February through July.

In September 2011, the Company converted a $50,000 convertible note into 739,106 shares of common stock.

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

The Company recognized an expense of $17,319 in earned stock option expenses during the year ended December 31, 2011.

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

NOTE 10.

WARRANTS

The following summarizes stock purchase warrants as of December 31, 2011 and 2010:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	500,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	3,260,000	0.20
Outstanding December 31, 2010	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding December 31, 2011	3,760,000	$0.20

The following summarizes the changes in warrants outstanding for the years ended December 31, 2011 and 2010:

	Warrants Outstanding			Warrants Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
First quarter fiscal 2009	500,000	$0.20	0.86	500,000	$0.20	11/10/2012
First quarter fiscal 2010	750,000	0.20	1.03	750,000	0.20	1/11/2013
First quarter fiscal 2010	250,000	0.20	1.04	250,000	0.20	1/15/2013
First quarter fiscal 2010	125,000	0.20	1.08	125,000	0.20	1/28/2013
First quarter fiscal 2010	375,000	0.20	1.09	375,000	0.20	2/2/2013
First quarter fiscal 2010	50,000	0.20	1.10	50,000	0.20	2/4/2013
First quarter fiscal 2010	125,000	0.20	1.13	125,000	0.20	2/14/2013
Second quarter fiscal 2010	250,000	0.20	1.31	250,000	0.20	4/22/2013
Second quarter fiscal 2010	750,000	0.20	1.35	750,000	0.20	5/7/2013
Fourth quarter fiscal 2010	585,000	0.20	1.86	585,000	0.20	11/10/2013

Total at December 31, 2011	3,760,000	$0.20		3,760,000	$0.20

NOTE 11.     STOCK OPTIONS

The Company has issued stock options to consultants, and non-employee's advisors and directors of the Company. These options are not a part of the 2010 Stock Incentive Plan. These issuances are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan where the compensation to recipient is recognized over the period(s) in which the related services are rendered. The fair value of a stock option granted is estimated using an option-pricing model.

There 675,000 options were issued to the members of our Scientific Advisory Board. These options are valued at $311,044 the options are exercisable for 2 years following their effective dates that begin to expire May 29, 2011.  The options were valued using a Black-Scholes model.  The variables used in the model included: (1) discount rates of 0.53-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 110%-575% and (4) zero expected dividends.

The following summarizes options as of December 31, 2011 and 2010:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2009	275,000	$0.22
Expired/Retired	-	-
Exercised	-	-
Issued	650,000	0.19
Outstanding December 31, 2010	925,000	$0.20
Expired/Retired	(275,000)	0.22
Exercised	-	-
Issued	25,000	0.10
Outstanding December 31, 2011	675,000	$0.19

The following summarizes the changes in options outstanding:

	Options Outstanding			Options Exercisable
	Number	Weighted	Remaining		Weighted
	of	Average	Exercise Life	Number	Average	Expiration
Date of Grant	Shares	Exercise Price	in Years	Exercisable	Exercise Price	Date
Second quarter fiscal 2009	75,000	$0.20	-	75,000	$0.20	5/29/2011
Third quarter fiscal 2009	75,000	0.22	-	75,000	0.22	8/29/2011
Fourth quarter fiscal 2009	25,000	0.22	-	25,000	0.22	11/13/2011
Fourth quarter fiscal 2009	75,000	0.22	-	75,000	0.22	11/29/2011
Fourth quarter fiscal 2009	25,000	0.22	-	25,000	0.22	12/1/2011
First quarter fiscal 2010	25,000	0.11	0.03	25,000	0.11	1/10/2012
First quarter fiscal 2010	100,000	0.20	0.12	100,000	0.20	2/13/2012
First quarter fiscal 2010	25,000	0.23	0.17	25,000	0.23	3/1/2012
Second quarter fiscal 2010	25,000	0.17	0.28	25,000	0.17	4/10/2012
Second quarter fiscal 2010	250,000	0.26	1.30	-	-	4/17/2013
Second quarter fiscal 2010	25,000	0.21	0.37	25,000	0.21	5/13/2012
Second quarter fiscal 2010	25,000	0.15	0.40	25,000	0.15	5/25/2012
Second quarter fiscal 2010	25,000	0.17	0.42	25,000	0.17	6/1/2012
Third quarter fiscal 2010	25,000	0.11	0.53	25,000	0.11	7/10/2012
Third quarter fiscal 2010	25,000	0.09	0.62	25,000	0.09	8/13/2012
Third quarter fiscal 2010	25,000	0.08	0.65	25,000	0.08	8/25/2012
Third quarter fiscal 2010	25,000	0.06	0.67	25,000	0.06	9/1/2012
Fourth quarter fiscal 2010	25,000	0.12	0.78	25,000	0.12	10/10/2012
Fourth quarter fiscal 2010	25,000	0.12	0.90	25,000	0.12	11/25/2012
First quarter fiscal 2011	25,000	0.10	1.16	25,000	0.10	2/25/2013
Second quarter fiscal 2009	(75,000)	(0.20)	0.00	(75,000)	(0.20)	5/29/2011
Third quarter fiscal 2009	(75,000)	(0.22)	0.00	(75,000)	(0.22)	8/29/2011
Fourth quarter fiscal 2009	(25,000)	(0.22)	0.00	(25,000)	(0.22)	11/13/2011
Fourth quarter fiscal 2009	(75,000)	(0.22)	0.00	(75,000)	(0.22)	11/29/2011
Fourth quarter fiscal 2009	(25,000)	(0.22)	0.00	(25,000)	(0.22)	12/1/2011
Total at December 31, 2011	675,000	$0.19		425,000	$0.15

NOTE 12.     DISCONTINUED OPERATIONS - AUDIOSTOCKS

During the year ended December 31, 2009, the Company reported a litigation receivable in the amount of $108,011 and accounts payable to former Series C Preferred shareholders for $143,825 related to the disposal of its Audiostocks business segment.  During March 2010, the Company received proceeds from the litigation settlement to satisfy that receivable and subsequently paid its former Series C Preferred shareholders balance in full.  The Company has disposed of all assets related to its previous business segment, Audiostocks.  The Company has no revenues from this business, and no longer has any assets, or liabilities that will be or would be transferred, sold or disposed of related to this business segment through the date of discontinuance.

NOTE 13.   SERVICE AGREEMENTS

In May 2011, the Company entered into a service agreement with a worldwide, market leading company that supplies brands and solutions that enhance the world with improved health, hygiene and well-being (the “Customer”).  Under the terms of the contract Shrink will provide the Customer with temporary services in the field of nanotechnology-enabled diagnostics.  Shrink was due $10,000 at signing of the contract and is eligible to receive future milestone payments of up to $40,000.  Specifically related to the milestone payments, the Company will be due: (i) $20,000 upon proof of concept data and (ii) $20,000 upon quantifying the range and sensitivity of certain diagnostics.  The $10,000 due at signing is being amortized over the life of the contract ending March 30, 2012.  Management had determined the milestones are substantive and will require the revenue to be recognized under the milestone method in accordance with the Company’s revenue policy.  To date there has been no revenue recognized related to the achievement of milestones.

NOTE 14.   SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, nothing other than the events described below need to be disclosed.

On April 5, 2012, an entity indirectly controlled by Panther, acquired a convertible debt which converts to 20,000,000 shares issuable upon conversion of Series A Preferred Stock, owned primarily by Panther and convertible on a one-for-one basis.

On April 5, 2012, an entity indirectly controlled by Panther, acquired a convertible debt which converts to 2,953,032 shares issuable upon conversion of $118,121 principal amount of 14% convertible promissory note, issued to Noctua Fund, LP in May 2009, an affiliate of Panther, convertible at $.04 per share (or 3,740,507 shares inclusive of 787,475 shares underlying $31,499 of accrued interest, through March 31, 2011), which note was in default as of December 31, 2011.

On April 5, 2012, an entity controlled by Panther, acquired a convertible debt which converts to 2,500,000 shares issuable upon conversion of $100,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, LP, an affiliate, and Panther, reflecting loans made by it in 2008 and 2009, convertible at $0.04 per (or 3,166,667 shares inclusive of 666,667 shares underlying $26,667 of accrued interest, through March 31, 2011), which note was in default as of December 31, 2012.

On April 5, 2012, an entity controlled by Panther, acquired a convertible debt which converts to 500,000 shares issuable upon conversion of $20,000 principal amount of 14% convertible promissory Note issued to Noctua Fund, LP, an affiliate of Panther, reflecting loans made by it in 2010, convertible at $0.04 per share (or 543,333 shares inclusive of 43,333 shares underlying $1,733 of accrued interest, through March 31, 2011), which note was in default as of December 31, 2012.

On April 5, 2012, an entity controlled by Panther, acquired a convertible debt with a $60,000 principal amount of 14% convertible promissory Note issued to Panther reflecting loans made by it in 2011, convertible at $0.17 per share into an aggregate of 352,941 shares (or 366,275 shares inclusive of 13,334 shares underlying $2,667 of accrued interest, through March 31, 2011), which note is currently in default.

On April 5, 2012, an entity controlled by Panther, acquired a convertible debt which converts to 11,250,000 issuable upon conversion of $675,000 principal amount of 4% convertible promissory Note issued to BCGU, LLC, an entity owned primarily by Messrs. Baum and Panther reflecting unpaid fees from May 2009 through April 2011, convertible at $0.06 per share.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

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

Management has not assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 as set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Due to the December 2011 change in management, as well as other factors, it is assumed that our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2011, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and we intend to consider the results of our remediation efforts and related testing as part of our next year-end assessment of the effectiveness of our internal control over financial reporting.  Due to the limited number of board members, we do not have an Audit Committee.  The Company intends on further staffing and the formation of an Audit Committee with new qualified board members with accounting experience or knowledge.

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

ITEM 9B.

OTHER INFORMATION.

During the fourth quarter 2009, the holders of our 150 shares of Series C Preferred Stock returned all shares of Series C Preferred Stock to the Company for cancellation, in exchange for $143,825 in consideration.  No distributions or rights have ever been issued in respect of such Series C Preferred Stock.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table lists the officers and directors of Shrink Nanotechnologies:

Name	Age	Position
Darren Miles	53	President
Luis J. Leung	43	Director

Darren Miles, President

Mr. Darren Miles is our President. Mr. Miles is embedded within the banking and capital formation arena, most specifically for energy projects.  He is a turnaround specialist, having acted as CFO for multiple public and private companies with revenues in excess of $100M.  In 2009, he was retained by Titan Global Holdings, Inc., a public company, as CFO in connection with its restructure and refinance. In 2006 through 2009, Mr. Miles worked with an alternative energy company as CFO, and assisted with a reverse-merger and corresponding $60M capital raise. He has been responsible for accounting practices, public filings, negotiation of closing documents, financial road shows, and raising both debt and equity capital for multiple companies.  From 2003 to 2006, Mr. Miles served as a partner in a middle market investment banking firm specializing in recapitalizations, acquisitions, sales, and capital market funds sourcing.  From 2003 to 2004, he served as CEO and Director of Fresh America Corporation, a public company, where he directed a turnaround effort for a $200M revenue nationwide produce distributor with an initial staff of 600. From 2001 to 2002, Mr. Miles was CFO and COO for Primesource Foodservice Equipment, where he directed a $180M revenue company turnaround project, including post-bankruptcy structure and transitions. Mr. Miles holds a B.S. in accounting from Murray State University.

Luis Leung, Secretary, Treasurer and Director

Mr. Leung is our Secretary, Treasurer and sole member of our Board. Mr. Leung began his career in São Paulo, Brazil in 1988 with Smar Equipamentos Industrias Ltd as a Research and Development Software Engineer. In 1991, he was helped establish the company’s operations in the United States and was promoted to CIO and Comptroller.  From 1994 to 1997, Mr. Leung helped structure operations and systems for the company’s headquarters as well as for its subsidiaries in Germany, France and Singapore. In 2004, Mr. Leung co-founded Scitus Corporation, a Microsoft VAR and ISV, and the Alba Spectrum Group a consulting company. The Alba Spectrum Group has operations in Chicago, Houston and São Paulo, Brazil. Its line of products includes Microsoft, SAP and Oracle. In 2001, Mr. Leung co-founded Advent Corporation, a software development company and Microsoft Partner. The company merged with Enterlogix Corporation in 1992. Enterlogix Corporation, after the merger, was the largest Microsoft Great Plains implementation practice in the state of Texas.  In 1997, Mr. Leung started his consulting career at Hein + Associates LLP in Houston, TX as a Project Manager. In 1999 he was hired by Grant Thornton, LLP as a Consulting Manager and participated in several multi-country systems implementations. In 2000, he worked at eParners Inc as a CRM Practice Leader.  Mr. Leung holds a Bachelors of Science from Instituto Tecnologico Aerospacial, Brazil

Presently, there are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Scientific Advisory Board

The Company has created a scientific advisory board and appointed members who previously served on the Scientific Advisory Board of Shrink.  Members of the Scientific Advisory Board are not employees of the Company or members of our Board of Directors.  We currently have no members.

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

Board Composition and Committees

Our board of directors is currently composed of one member, Mr.Leung.  Our board of directors has no independent directors at this time.

Audit Committee

We do not have an audit committee as we do not have any qualified members. The Company has adopted an Audit Committee Charter.

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

Code of Ethics

On February 10, 2006 we adopted a Code of Ethics.  The same was filed as Exhibit 11.1.8 on a Form 10 Annual Report filed on April 14, 2009.

ITEM 11.

EXECUTIVE COMPENSATION.

As a result of the reverse merger and acquisition by Shrink Technologies, Inc., a California corporation, of Shrink Nanotechnologies, Inc., a Delaware corporation, we did not experience any cash flow event as a result of any payment to an executive.  Additionally, there were no stock awards or options granted to executives during 2011, 2010 and 2009.  We have not provided retirement benefits or severance or change of control benefits to our named executive offices.  No unexercised options or warrants were held by any of our executive officers at year ended 2011. No equity awards were made during the year ended December 31, 2011.

(1)

Mr. Miles was appointed as President on November 30, 2011.

(2)

Mr. Leung was appointed as Director on November 30, 2011.

(3)

Mr. Baum, although he did not receive any cash compensation for employment services, was entitled to receive compensation through an agreement the Company had with BCGU, LLC.  Mr. Baum co-owned BCGU, LLC with James Panther, who also received 50% of the fees generated from the services rendered pursuant to this agreement.  Mr. Baum resigned on December 1, 2011.

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Darren Miles Luis J. Leung Mark L. Baum, Esq.	-	-	-	-	-	-	-
James B. Panther	-	-	-	-	-	-	-
Marshall Khine, Esq.	-	-	-	-	-	-	-
Heiner Dreismann	-	95,625	-	-	-	-	95,625(1)(2)
Victor Hollander, CPA	-	-	-	-	-	-	-

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

Historically, funding for the Company, or for Shrink prior to our acquisition of it, were funded by management and its affiliates, namely, Noctua Fund, LP, which has loaned over $298,000 (on a consolidated basis) as reflected in a note to them, which is now in default and forbearance.  In addition, the Company, utilizes services, bookkeeping, administrative staff, equipment and extensive management and day to day operational services from BCGU, LLC, an entity indirectly co-owned by Messrs. Baum and Panther, which have provided such services under the Amended Operating Agreement since 2009 and, prior to such time, free of charge.  The Corporation believes that, given the extensive securities law experience of Mr. Baum, and the extensive small cap and microcap M&A and financing experience of Messrs. Baum and Panther, the years of experience for each of them, and the current opportunity cost factor for each of them, as combined with the fact that BCGU, LLC has continued to provide services and funding despite non-payment of over $675,000 since mid-2009, that the amount of compensation provided under the Amended Operating Agreement is fair and reasonable for the Corporation.  As was disclosed previously, this $675,000 was memorialized on April 6, 2011, when Shrink issued BCGU, LLC a 4% convertible note, payable in 12 months, that converts at $.06 per share.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company by (i) each person who, to the Company’s knowledge, owns more than 5% of its Common Stock, (ii) each of the Company’s named executive officers and directors, and (iii) all of the Company’s named executive officers and directors as a group.  Shares of the Company’s Common Stock subject to options, warrants, or other rights currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. As of May 1, 2012, the Company had 224,746,249 shares of Common Stock issued and outstanding and 19,800,000 shares of Series A Preferred Stock which is owned by affiliates.  Additionally, for this calculation purpose, due to the conversion rights of certain notes (38,133,558 shares of common stock), therefore, for this calculation, the outstanding shares are 282,679,807.  All of the below share amounts are adjusted to reflect the Forward Split.

Name and Address	Amount and Nature of Beneficial Ownership (Post Forward Split)	Percentage of Voting Securities
Darren Miles (7) Luis J. Leung (8) Mark L. Baum, Esq. (1)(2)	-0- 53,900 116,027,721(3)	-0- 0.02% 41.05%
James B. Panther (2)(4)	113,787,170(5)	40.25%
Marshall Khine (6)	43,194,440	15.28%
Heiner Dreismann (6)	-0-	-0-
Victor Hollander	-0-	-0-
All Officers and Directors as a group (2 persons)	53,900	0.02%

(1)           The address for Mr. Baum is 1302 Waugh Drive, Suite 618, Houston Texas 77019.

(2)           The address for Noctua Fund, LP, is Noctua Fund Manager, LLC c/o Mr. Baum, 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.  Noctua Fund Manager, LLC, is an entity equally beneficially owned and controlled by Mr. Baum and Mr. Panther through entities owned or controlled by them.  Such persons are non-voting minority limited partners in the Noctua Fund, LP itself.  Accordingly, Messrs. Baum and Panther disclaims the economic ownership of securities held by Noctua Fund LP

(3)           Includes 10,000,000 shares underlying shares of Series A Preferred Stock, and 10,538,547 shares owned by entities principally owned and controlled by Mr. Baum.  Also includes: 76,422,395 shares held by BCGU, LLC, and 11,250,000 shares, in aggregate, issuable upon conversion of $675,000 principal convertible note issued to BCGU, LLC of which Mr. Baum and Panther are equal indirect beneficial owners and control persons.  Mr. Baum and Mr. Panther are equal indirect beneficial owners of Noctua Fund Manager, LLC, the general partner of Noctua Fund, LP, but are only non-voting minority investors in the Noctua Fund, LP  Accordingly, Mr. Baum disclaims economic ownership of half (38,211,198 shares) of all shares owned by BCGU, LLC and of any securities held by Noctua Fund LP  Does not include up to 7,816,779 shares, in aggregate, issuable upon conversion of $298,121 principal amount of 14% convertible notes plus interest issued Noctua Fund, LP.

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

Officer.

(8)

Director.

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

Familial and other Relationships Relating to Shrink

Mr. Baum and Mr. Panther through Noctua Fund LP and other entities regularly invest in and manage, companies or other investments together.

Mr. Baum and Mr. Panther are also principals of Business Consulting Group Unlimited, Inc. and BCGU, LLC, both of which are parties to material compensation agreements as provided above.

Mr. Baum and Mr. Panther have been business partners for more than 8 years.  Mr. Khine and Dr. Michelle Khine are brother and sister, respectively.  Mr. Baum and Mr. Khine are attended law school together from 1995 to 1998.

Mr. Khine, who is now one of our new directors appointed at the time of the Shrink acquisition, is the person from whom we acquired Shrink and was issued 44,444,440 shares of our common stock and 50 shares of our Series C Preferred Stock (which have since been cancelled).

Series C Preferred Stock

Noctua Fund LP and Khine collectively owned 150 shares of Series Preferred Stock at the time of the Shrink Acquisition, issued for consideration valued at $15,000 and contained certain onerous protective provisions.  In late October 2010, each of these persons agreed to return all of the Series C Preferred Stock in exchange for cash consideration and certain releases.  Neither the issuance nor cancellation of the Series C Preferred Stock was valued by independent valuation agents.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees	$39,036	$30,993
Audit-Related Fees	-	-
All Other Fees	-	-
TOTAL	$39,036	$30,993

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements. Audit fees were paid to Mark Bailey & Company, Ltd., as our auditors during the year ended December 31, 2010.  Audit fees were paid to Peterson Sullivan LLP, our current auditors, during the year ended December 31, 2011.

Our present account balance owed to Chisholm Bierwolf, Nilson & Morrill, LLC, is approximately $15,993, all of which are for audit services and $8,000 owed to Mark Bailey & Company, Ltd.

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

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.  We did not pay any fees to Peterson Sullivan LLP, Mark Bailey & Company, Ltd. or Chisholm, Bierwolf, Nilson & Morrill, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2011 or December 31, 2010.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2010.

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
31.1

Certification of Mark L. Baum, Esq., President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002.

31.2

Certification of Mark L. Baum, Esq., Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002

32.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Mark L. Baum, Esq. Chief Executive Officer and President
32.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Mark L. Baum, Esq. Chief Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012

SHRINK NANOTECHNOLOGIES, INC.

By:      /s/ Darren Miles
    Darren Miles
   President
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting
   Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Miles	President	May 15, 2012
Darren Miles	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Luis J. Leung	Director	May 15, 2012
Luis J. Leung