Form 10-Q
period 2012-03-31
Shrink Nanotechnologies, Inc.
filed 2012-05-21
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year: March 31, 2012

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-52860

Shrink Nanotechnologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2197964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7020 Belcrest Drive Plano, Texas 75024	(972) 342-0982
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Large accelerated filer       .      Accelerated filer       .       Non-accelerated filer       .     Smaller reporting company   X .

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.   Yes       .  No   X .

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registration’s most recently completed second quarter:  $ 1,011,358.

APPLICABLE ONLY TO CORPORATE ISSUERS

Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 224,746,249 common shares outstanding, $0.001 par value, as of May 1, 2012

SHRINK NANOTECHNOLOGIES, INC.

Quarterly Report on FORM 10-Q

March 31, 2012

  Form10-Q Quarterly Report

TABLE OF CONTENTS

Page

Forward Looking Statements	2
Use of Terms	2

PART I - FINANCIAL INFORMATION	3

Item 1. - Financial Statements	3
Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3
Consolidated Statements of Operations and Other Comprehensive Income for the Three Months Ended March 31, 2012 and October 28, 2010 (date of inception) through December 31, 2011 (unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and October 28, 2010 (date of inception) through March 31, 2012 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 - Controls and Procedures	27

PART II - OTHER INFORMATION	27

Item 1 - Legal Proceedings	27

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 - Defaults Upon Senior Securities	27

Item 4 - Submission of Matters to a Vote of Security Holders	27

Item 5 - Other Information	27

Item 6 - Exhibits	28

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q (this “Report” or “Annual Report”) includes forward-looking statements within the meaning of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (thee “Exchange Act”).  These statements are expressed in good faith and based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.).

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

These forward looking statements should be considered in addition to our risk factors (contained in our Annual Report for the year ended December 31, 2011 under the heading “Risk Factors”).  Additional risks not described above, or unknown to us, may also adversely affect the Company or its results.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Risk Factors section in this Report.

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$119	$731
Deposits	-	1,500
Prepaid expenses	3,806	4,291
Inventory	2,780	2,780
Total current assets	6,705	9,302

Property, plant and equipment, net	5,496	6,154
Intangible assets, net	10,118	10,118

TOTAL ASSETS	$22,319	$25,574

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures, net of discount, default - related party	$293,121	$290,621
Convertible debentures, related party	675,000	675,000
Accounts payable	909,855	909,537
Due to related parties	288,983	228,983
Accrued interest	142,378	122,212
Deferred revenue	-	2,727

Total current liabilities	2,309,337	2,229,080

TOTAL LIABILITIES	2,309,337	2,229,080

COMMITMENTS (See Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000 at March 31, 2012 and December 31, 2011, respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 224,746,249 and 217,393,308 at March 31, 2012 and December 31, 2011, respectively	224,746	217,393
Additional paid in capital	7,070,059	7,019,323
Accumulated deficit	(9,601,822)	(9,460,222)
TOTAL STOCKHOLDERS' DEFICIT	(2,287,018)	(2,203,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,319	$25,574

The accompanying notes are an integral part of these consolidated financial statements
Unaudited

CONSOLIDATED - STATEMENTS OF OPERATIONS
(UNAUDITED)
			From Inception
			(January 15, 2008)
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012
REVENUES
Revenues	$2,755.64	$-	$10,268.64
Cost of sales	-	-	151.00
Gross profit	2,755.64	-	10,117.64

EXPENSES
Research and development	-	31,442.00	516,868.00
Professional fees	60,000.00	48,887.00	489,835.00
General and administrative	61,034.00	152,461.00	7,097,413.00
Loss on disposal of property, plant and equipment	-	-	14,096.00
Loss on asset impairment	-	-	347,921.00
Depreciation and amortization	657.00	3,820.00	118,185.00
Total operating expenses	121,691.00	236,610.00	8,584,318.00

Loss from operations	(118,935.36)	(236,610.00)	(8,574,200.36)
		-
Other income (expense)
Equity investment loss	-	-	(38,036.00)
Interest expense	(22,665.00)	(136,933.00)	(1,010,094.00)
Loss from extinguishment of debt	-	-	(118,121.00)
Total other income (expense)	(22,665.00)	(136,933.00)	(1,166,251.00)

Loss from continuing operations	(141,600.36)	(373,543.00)	(9,740,452.36)

Discontinued Operations
(Loss) from discontinued Blackbox business	-	-	(5,195.00)
Income from discontinued Audiostocks business	-	-	143,825.00
Income (loss) from discontinued operations	-	-	138,630.00

NET LOSS	$(141,600.36)	$(373,543.00)	$(9,601,822.36)

Net loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-	-
Net loss per common share:	$(0.00)	$(0.00)

Weighted average common and common equivalent shares outstanding
Basic and diluted	222,887,813	198,077,379

The accompanying notes are an integral part of these consolidated financial statements
Unaudited

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(UNAUDITED)
			From Inception
			(January 15, 2008)
	For the Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,600)	$(373,543)	$(9,601,821)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation and amortization	657	3,820	120,764
Asset impairment	-	-	347,921
Debt discount accretion	2,500	115,965	765,833
Non-cash share-based payments	58,089	178,215	5,143,537
Loss on disposal of property, plant and equipment	-	-	14,096
Loss from extinguishment of debt	-	-	118,121
Loss from equity investment	-	-	38,036
Changes in assets and liabilities, net of effects from acquisitions
Deposits	1,500	-	-
Accounts receivable	-	-	1,672
Prepaid expenses	485	28,242	16,444
Inventory	-	-	(2,780)
Accounts payable	318	(14,246)	686,978
Accrued interest	20,166	-	215,570
Due to related parties	60,000	-	902,333
Deferred revenue	(2,727)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(612)	(61,547)	(1,233,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Proceeds from the sale of BlackBox	-	-	12,500
Additions to equipment	-	(682)	(18,284)
Proceeds from disposal of intangible assets	-	-	500
Additions to intangible assets	-	(294)	(269,200)

NET CASH USED IN INVESTING ACTIVITIES	-	(976)	(212,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	-	-	64,900
Proceeds from issuance of common stock	-	70,000	425,001
Proceeds from convertible debentures	-	60,000	943,094

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	130,000	1,445,495

NET CHANGE IN CASH	(612)	67,477	119
CASH BALANCES
Beginning of period	731	2,131	-

End of period	$119	$69,609	$119

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock-based prepaid expenses	$-	$-	$-
Stock issued to satisfy convertible debt obligation	$-	$527,071	$729,776
Stock issued in share exchange of Blackbox Semiconductor, Inc.	$-	$-	$37,036
Convertible debt issue to satisfy related party payable	$-	$-	$675,000

The accompanying notes are an integral part of these consolidated financial statements
Unaudited

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2012

(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  These consolidated financial statements have been prepared treating the Company as a development stage company, effective as of January 15, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $141,600 and used cash in operating activities of $612 for the three months ended March 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,302,632, $2,287,018 and $9,601,822, respectively, at March 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.

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

Inventory

Inventory at March 31, 2012 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at March 31, 2012 and December 31, 2011 consist of finished goods.

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the three months ended March 31, 2012 and 2011 the Company recorded $657 and $3,820 in depreciation expense, respectively.

	March 31,	December 31,
	2012	2011
Property Plant and Equipment, net:
Computer Software and Hardware	$12,503	$12,503
Furniture and Equipment	682	692
Building and Improvements	-	-
Accumulated Depreciation	(7,689)	(7,032)
Total	$5,496	$6,154

Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies and trademarks.   Intangible assets are tested on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  .

Intangible assets consisted of the following at:

	March 31,	December 31,
	2012	2011
Intangible Assets, net:
Trademarks	10,118	10,118
Less: Amortization	-	-
Total	$10,118	$10,118

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

For the year ended December 31, 2011 the Company incurred a loss of $38,036 related to the Company's proportionate share of BlackBox Parent activity.  As a result, the Company discontinued applying the equity method.

Accounts Payable

Accounts payable consisted of the following at:

	March 31,	December 31,
	2012	2011
Accounts payable	$658,422	$598,104
Stock based payables	311,433	311,433
Accrued payroll	-	-
Total	$969,855	$909,537

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

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At March 31, 2012 there was $1,115,499 in convertible debt outstanding, 20,000,000 preferred shares and stock options that total approximately 44.5 million in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 2 million shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the Three Months	For the Three Months
	ended March 31,	ended March 31,
	2012	2011

Numerator – (loss)	$(141,600)	$(373,543)
Denominator – weighted average
number of shares outstanding	222,887,813	198,077,379
Loss per share	$(0.00)	$(0.00)

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

NOTE 2.

CONVERTIBLE DEBENTURES

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

Notes Payable consists of the following at:

	March 31,	December 31,
	2012	2011
14% convertible notes due October 2012	$278,121	$278,121
4% convertible note due April 2012	675,000	675,000
14% convertible notes due June 2013	$20,000	$20,000
Total convertible notes payable	$973,121	$973,121
Less: Discount on notes	(5,000)	(7,500)
Less: Current portion	(968,121)	(965,621)
Long-term portion	$-	$-

As of March 31, 2012, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $293,121, which is net of a $5,000 discount).  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

NOTE 3.  COMMITMENTS AND LEASES – RELATED PARTY

Mark L. Baum, Esq. (“Baum”) our former CEO and president, is a managing member of the Noctua Fund Manager, LLC.  James B. Panther, (“Panther”), Shrink’s chairman of its Board of Directors, is also a managing member of the Noctua Fund Manager, LLC.  Noctua Fund Manager, LLC has subsequently assigned ownership of this debt to an entity controlled exclusively by Panther.  This liability is recorded as due to related parties our balance sheets.

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by Panther and Baum, pursuant to which the Company leases approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and has continued as a month to month tenancy thereafter.   The lease agreement was terminated on January 31, 2011.  This liability is recorded in recorded in Due to related parties on our balance sheets.  Business Consulting Group Unlimited, Inc. has subsequently assigned ownership of this debt to an entity controlled exclusively by Panther.

On May 29, 2009, the Company signed an operating agreement (the “Operating Agreement”) with BCGU, LLC, an entity indirectly controlled by Panther and Baum, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  Effective as of January 31, 2011, we entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term of 21 months ending in October 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  The Company was indebted to BCGU under the old agreement, in the amount of $615,000 which continues to be due and payable as of the date of the Second Amended Operating Agreement. The Second Amended Operating Agreement expires October 1, 2012. In April 2011, the Company issued to BCGU, LLC a 4% $675,000 convertible note for the amounts due.   This liability is recorded in Due to related parties on our balance sheets whereas the expense for 2011 was $250,000.  There is an option within the Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreement into a 10% convertible note.  At such time BCGU, LLC had not converted any of its outstanding payables into a note.  BCGU, LLC has subsequently assigned ownership of this debt to an entity controlled exclusively by Panther.

Due to related parties consist of:

	March 31,	December 31,
	2012	2011
Due to BCGU, LLC	$220,000	$160,000
Due to Business Consulting Group Unlimited, Inc.	7,333	7,333
Due to Noctua Fund Manager, LLC	61,650	61,650
Total	$288,983	$228,983

There have been no payments made to related parties during the three months ended March 31, 2012.

NOTE 4.

COMMON STOCK ISSUANCES

In January 2012, pursuant our 2010 Plan, the Company issued 7,352,941 shares valued at $58,088 for payment of professional services provided by our attorney during January.

NOTE 5.

WARRANTS

The following summarizes stock purchase warrants as of March 31, 2012:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding March 31, 2012	3,760,000	$0.20

NOTE 6.     STOCK OPTIONS

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

The options outstanding were valued using a Black-Scholes model.  The variables used in the model included: (1) discount rates of 0.53-1.04%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 110%-575% and (4) zero expected dividends.

The following summarizes options as of March 31, 2012:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	675,000	$0.19
Expired/Retired	(150,000)	(0.08)
Exercised	-	-
Issued	-	-
Outstanding March 31, 2012	525,000	$0.19

NOTE 7.   SERVICE AGREEMENTS

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

NOTE 8.   SUBSEQUENT EVENTS

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

On April 5, 2012, an entity controlled by Panther, acquired a convertible debt which converts to 11,250,000 issuable upon conversion of $675,000 principal amount of 4% convertible promissory Note issued to BCGU, LLC, an entity owned primarily by Messrs. Baum and Panther reflecting unpaid fees from May 2009 through April 2011.

On April 4, 2120, Devkom International Investmetn Series V, LLC acquired all of the interest in the notes, common stock, preferred stock and consulting agreements from BCGU and Baum. Devkom International Investment Series V, LLC is a member of BCGU, LLC.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Report and the “Forward Looking Statements” section in the forepart of this Report (see page 2 above) and the “Risk Factors” set forth in our Annual Report filed on Form 10-K for the year ended December 31, 2011, as may be amended or updated from time to time.  The statements contained in this Report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  No assurance can be made that any of our forward looking statements will materialize as planned. In addition, the below is not intended as a complete business description but rather, supplements and updates information which may be contained in our Annual Report or other reports filed from time to time.

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

Results of Operations for the Three Months Ended March 31, 2012

Revenues

The Company, recorded $2,756 in revenues for the three months ended March 31, 2012, and no revenues, as compared to the same period in 2011.  The revenues recorded in 2012 are related to a service contract signed in May 2011.

Operating Expenses

Our Shrink related business had total operating expenses of $121,691 for the three months ended March 31, 2012 as compared to $236,610 for the same period in 2011.

General and Administrative Expenses.  Our general and administration expenses decreased to $61,034 in the three months ended March 31, 2012 from $152,461 for the same period in 2011. This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  We incurred $60,000 in professional fees in the three months ended March 31, 2012 from $48,887 for the same period in 2011.

Depreciation and Amortization. Our depreciation and amortization expenses decreased to $657 in the three months ended March 31, 2012 from $3,820 for the same period in 2011. The decrease in depreciation expenses was mainly due to the disposal of assets.

Interest Expense. Interest expense decreased to $22,665 in three months ended March 31, 2012 from $136,933 for the same period in 2011, primarily due to the decrease in convertible note issuances.

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

Net Loss From Operations

For the three months ended March 31, 2012, we had a net loss of $141,600 from continuing operations as compared to a net loss of $373,543 from continuing operations for the same period in 2011.  Management attributes the decrease in net loss due to a decrease in operational and research activities.  In 2011, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the three months ended March 31, 2012, we generated a net loss of $141,600 compared to a net loss of $373,543 for the same period in 2011. The decrease in net loss is due to an overall change in our business operations.

Liquidity and Capital Resources

Our cash on hand at March 31, 2012 was $119 as compared to $731 at December 31, 2011.  The decrease is primarily attributable to management’s inability to raise capital through equity and debt financings.  During the year ended December 31, 2011, management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to the year ended December 31, 2010, raising capital through the equity and debt financings.  The Company had no significant revenues during the years ended December 31, 2011 and 2010.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)	The Three months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(612)	$(61,547)
Net cash provided by (used in) investing activities	$0	$(976)
Net cash provided by (used in) financing activities	$0	$130,000

Net Increase (decrease) in Cash and Cash Equivalents	$(612)	$(67,477)
Cash and Cash Equivalent at Beginning of the Year	$731	$2,131
Cash and Cash Equivalent at End of the Year	$119	$69,609

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

Operating Activities

Net cash used in operating activities was $612 for the three months ended March 31, 2012, as compared to $61,547 used in operating activities for the same period in 2011. The decrease in net cash used in operating activities was mainly due to a decrease in operating activities and a lack of revenue.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2012 was $0 as compared to a use of $976 in investing activities for the same period in 2011.  The decrease in net cash provided by investor activities was mainly due to a decrease in business operations, research and development activities and a lack of revenue.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $0, as compared to $130,000 net cash provided by financing activities for the same period in 2011. The decrease of net cash provided by financing activities was mainly attributable to due to a decrease in business operations, research and development activities and a lack of revenue.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

We are in default on payment of interest and principal upon the following notes: convertible notes with principal amounts totaling $973,121, issued to Noctua Fund, LP and BCGU, LLC, affiliates of Panther. These notes are in default and accrue interest 18%. Accrued interest on these notes at April 30, 2012 was $122,212.  These notes were disclosed in our Annual Report on Form 10-K for year 2011.

ITEM 4.

submission of matters to a vote of security holders.

None.

ITEM 5.

other information.

None.

ITEM 6.

exhibits.

Financial Statements and Schedules

The financial statements are set forth under Item 1 of this Quarterly Report. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

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

Filed Herewith in This Form 10-Q Report
31.1

Certification of Darren Miles, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002.

31.2

Certification of Darren Miles, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002

32.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Darren Miles, President and Chief Financial Officer.
32.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Darren Miles, Principal Financial Officer

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2012

SHRINK NANOTECHNOLOGIES, INC.

By:        /s/ Darren Miles
    Darren Miles
   President
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting
   Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren Miles	President	May 21, 2012
Darren Miles	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Luis J. Leung	Director	May 21, 2012
Luis J. Leung