Form 10-Q/A
period 2012-03-31
Shrink Nanotechnologies, Inc.
filed 2012-08-14
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Shrink Nanotechnologies, Inc. for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Form 10-Q Report	5/21/12
10.1	Share Exchange Agreement between the Company, Shrink Nanotechnologies, Inc, and BlackBox Semiconductor, Inc., dated as of June 3, 2011.
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

Date: August 14, 2012

Shrink Nanotechnologies, Inc.

By:   /s/ Darren Miles
    Darren Miles
   President
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting
   Officer)

5