Form 10-Q
period 2012-06-30
Shrink Nanotechnologies, Inc.
filed 2012-08-14
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year: June 30, 2012

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

There were a total of 224,746,249 common shares outstanding, $0.001 par value, as of August 6, 2012

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes       .  No   X  .

SHRINK NANOTECHNOLOGIES, INC.

Quarterly Report on FORM 10-Q

June 30, 2012

  Form10-Q Quarterly Report

TABLE OF CONTENTS

Page

Forward Looking Statements	2
Use of Terms	2

PART I - FINANCIAL INFORMATION	3

Item 1. - Financial Statements	3
Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
Consolidated Statements of Operations and for the Three Months and Six Months Ended June 30, 2012 and 2011 and October 28, 2010 (date of inception) through June 30, 2012 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and October 28, 2010 (date of inception) through June 30, 2012 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION	29

Item 1 - Legal Proceedings	29

Item 1A – Risk Factors	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Defaults Upon Senior Securities	29

Item 4 – Mine Safety Disclosures	29

Item 5 - Other Information	29

Item 6 – Exhibits	29

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$-	$731
Deposits	-	1,500
Prepaid expenses	2,681	4,291
Inventory	2,780	2,780
Total current assets	5,461	9,302

Property, plant and equipment, net	4,756	6,154
Intangible assets, net	10,118	10,118

TOTAL ASSETS	$20,335	$25,574

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures, net of discount, default - related party	$293,121	$290,621
Convertible debentures, related party	675,000	675,000
Accounts payable	910,204	909,537
Due to related parties	348,983	228,983
Accrued interest	165,043	122,212
Deferred revenue	-	2,727

Total current liabilities	2,392,351	2,229,080

TOTAL LIABILITIES	2,392,351	2,229,080

COMMITMENTS (See Note 7)

STOCKHOLDERS' DEFICIT

Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000 at March 31, 2012 and December 31, 2011, respectively
	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 224,746,249 and 217,393,308 at March 31, 2012 and December 31, 2011, respectively

	224,746	217,393
Additional paid in capital	7,070,058	7,019,323
Accumulated deficit	(9,686,820)	(9,460,222)
TOTAL STOCKHOLDERS' DEFICIT	(2,372,016)	(2,203,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,335	$25,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(UNAUDITED)
					From
					Inception
	For the Three		For the Six		(January 15,
	Months Ended		Months Ended		2008) through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
REVENUES
Revenues	$-	$1,818	$2,756	$1,818	$10,269
Cost of sales	-	-	-	-	151
Gross profit	-	1,818	2,756	1,818	10,118

EXPENSES
Research and development	-	33,570	-	65,011	516,868
Professional fees	-	37,661	60,000	86,248	489,835
General and administrative	61,594	124,054	122,628	275,097	7,159,008
Loss on disposal of property, plant and equipment	-	-	-	-	14,096
Loss on asset impairment	-	-	-	-	347,921
Depreciation and amortization	740	2,582	1,397	5,105	118,924
Total operating expenses	62,334	197,867	184,025	431,461	8,646,652

Loss from operations	(62,334)	(196,049)	(181,269)	(429,643)	(8,636,534)
		-		-
Other income (expense)
Equity investment loss	-	-	-	-	(38,036)
Interest expense	(22,665)	(60,620)	(45,330)	(197,553)	(1,032,760)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total other income (expense)	(22,665)	(60,620)	(45,330)	(197,553)	(1,188,917)

Loss from continuing operations	(84,999)	(256,669)	(226,599)	(627,196)	(9,825,452)

Discontinued Operations
(Loss) from discontinued Blackbox business	-	(1,775)	-	(4,792)	(5,195)
Income from discontinued Audiostocks business	-	-	-	-	143,825
Income (loss) from discontinued operations	-	(1,775)	-	(4,792)	138,630

NET LOSS	$(84,999)	$(258,444)	$(226,599)	$(631,988)	$(9,686,822)

Net loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	-	(0.00)	-	(0.00)
Net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common and common equivalent shares outstanding
Basic and diluted	223,817,031	204,607,938	223,817,031	201,379,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(UNAUDITED)
			From
			Inception
			(January 15
	For the six months ended		2008) through
	June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(226,599)	$(631,988)	$(9,686,818)

Adjustments to reconcile net earnings to net cash used by operating activities:

Depreciation and amortization	1,397	7,283	121,504
Asset impairment	-	-	347,921
Debt discount accretion	2,500	150,771	765,833
Non-cash share-based payments	58,089	150,824	5,143,537
Loss on disposal of property, plant and equipment	-	-	14,096
Loss from extinguishment of debt	-	-	118,121
Loss from equity investment	-	-	38,036
Changes in assets and liabilities, net of effects from acquisitions
Deposits	1,500	-	-
Accounts receivable	-	(10,000)	1,672
Prepaid expenses	1,610	28,734	17,569
Inventory	-	(1,670)	(2,780)
Accounts payable	668	(17,934)	686,977
Accrued interest	42,831	46,782	238,235
Due to related parties	120,000	119,333	962,333
Deferred revenue	(2,727)	8,182	-
NET CASH USED IN OPERATING ACTIVITIES	(731)	(149,683)	(1,233,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Proceeds from the sale of BlackBox	-	-	12,500
Additions to equipment	-	(682)	(18,284)
Proceeds from disposal of intangible assets	-	-	500
Additions to intangible assets	-	(1,171)	(269,200)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,853)	(212,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	-	20,250	64,900
Proceeds from issuance of common stock	-	70,000	425,001
Proceeds from convertible debentures	-	60,000	943,094
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	150,250	1,445,495

NET CHANGE IN CASH	(731)	(1,286)	(349)
CASH BALANCES
Beginning of period	731	2,131	-

End of period	$-	$845	$(349)

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock-based prepaid expenses	$-	$-	$-
Stock issued to satisfy convertible debt obligation	$-	$527,071	$729,776
Stock issued in share exchange of Blackbox Semiconductor, Inc.	$-	$27,026	$37,036
Convertible debt issue to satisfy related party payable	$-	$675,000	$675,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months ended June 30, 2012

(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  These consolidated financial statements have been prepared treating the Company as a development stage company, effective as of January 15, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $226,599 and used cash in operating activities of $1,080 for the six months ended June 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,386,890, $2,372,016 and $9,686,820, respectively, at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.

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

For the Six Months ended June 30, 2012

(Unaudited)

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

Inventory

Inventory at June 30, 2012 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at June 30, 2012 and December 31, 2011 consist of finished goods.

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the six months ended June 30, 2012 and 2011 the Company recorded $1,397 and $5,105 in depreciation expense, respectively.

	June 30,	December 31,
	2012	2011
Property Plant and Equipment, net:
Computer Software and Hardware	$12,503	$12,503
Furniture and Equipment	682	692
Building and Improvements	-	-
Accumulated Depreciation	(8,429)	(7,032)
Total	$4,756	$6,154

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months ended June 30, 2012

(Unaudited)

Intangible Assets

Intangible assets consist of intellectual property rights of an exclusive license to several patent pending inventions surrounding our core technologies and trademarks.   Intangible assets are tested on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Intangible assets consisted of the following at:

	June 30,	December 31,
	2012	2011
Intangible Assets, net:
Trademarks	10,118	10,118
Less: Amortization	-	-
Total	$10,118	$10,118

Shrink continues to make the required legal filings and uses of the trademark, the trademarks have an indefinite life, therefore there is no amortization.

Investment in BlackBox Semiconductor, Inc.

The Company owns approximately 19% interest in BlackBox Parent and used the equity method of accounting for this investment, as management had determined that the Company has the ability to influence the operating and financial decisions of BlackBox Parent.  Under this method, the Company recognizes earnings and losses of BlackBox Parent in its financial statements and adjusts the carrying amount of its investment in BlackBox Parent accordingly.  The Company’s share of earnings and losses are based on the shares of common stock and in-substance common stock of BlackBox Parent held by the Company.  Any intra-entity profits and losses are eliminated.

As of December 31, 2011, the Company determined that they had limited control over BlackBox Parent and have discontinued applying the equity method.  The statements for 2012 record the investment under the cost method (less than 20% ownership).

Accounts Payable

Accounts payable consisted of the following at:

	June 30,	December 31,
	2012	2011
Accounts payable	$598,422	$598,104
Stock based payables	311,433	311,433
Accrued payroll	-	-
Total	$909,855	$909,537

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

For the Six Months ended June 30, 2012

(Unaudited)

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

Basic Net Loss per Share of Common Stock for Continuing Operations

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At June 30, 2012 there was $1,133,164 in convertible debt outstanding, 20,000,000 preferred shares and stock options that total approximately 44.5 million in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 2 million shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the Six Months	For the Six Months
	ended June 30,	ended June 30,
	2012	2011

Numerator – (loss)	$(226,599)	$(631,988)
Denominator – weighted average
number of shares outstanding	223,817,031	201,379,211
Loss per share	$(0.00)	$(0.00)

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

For the Six Months ended June 30, 2012

(Unaudited)

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

Notes Payable consists of the following at:

	June 30,	December 31,
	2012	2011
14% convertible notes due October 2012	$278,121	$278,121
4% convertible note due April 2012	675,000	675,000
14% convertible notes due June 2013	$20,000	$20,000
Total convertible notes payable	$973,121	$973,121
Less: Discount on notes	(5,000)	(7,500)
Less: Current portion	(968,121)	(965,621)
Long-term portion	$-	$-

As of June 30, 2012, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $293,121, which is net of a $5,000 discount).  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

In April 2012, a related party acquired most of the outstanding convertible notes.  Terms and convertible features remain the same.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months ended June 30, 2012

(Unaudited)

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

Due to related parties consist of:

	June 30,	December 31,
	2012	2011
Due to BCGU, LLC	$260,000	$160,000
Due to Business Consulting Group Unlimited, Inc.	7,333	7,333
Due to Noctua Fund Manager, LLC	61,650	61,650
Total	$348,983	$228,983

There have been no payments made to related parties during the six months ended June 30, 2012.

NOTE 4.

COMMON STOCK ISSUANCES

In January 2012, pursuant our 2010 Plan, the Company issued 7,352,941 shares valued at $58,088 for payment of professional services provided by our attorney during January.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the Six Months ended June 30, 2012

(Unaudited)

NOTE 5.

WARRANTS

The following summarizes stock purchase warrants as of June 30, 2012:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding June 30, 2012	3,760,000	$0.20

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

The following summarizes options as of June 30, 2012:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	675,000	$0.19
Expired/Retired	(150,000)	(0.08)
Exercised	-	-
Issued	-	-
Outstanding June 30, 2012	525,000	$0.19

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

For the Six Months ended June 30, 2012

(Unaudited)

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

To date the Company has paid $5,000, and at June 30, 2012 owes $12,598 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

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

License Agreement with University of Chicago - Sold

Effective June 3, 2011, following the Share Exchange with BlackBox Subsidiary the License Agreement with the University of Chicago is no longer a part of our operations and business focus.

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

Results of Operations for the Three Months Ended June 30, 2012

Revenues

The Company, recorded $0 in revenues for the three months ended June 30, 2012, and $1,818 as compared to the same period in 2011.

Operating Expenses

Our Shrink related business had total operating expenses of $62,334 for the three months ended June 30, 2012 as compared to $197,867 for the same period in 2011.

General and Administrative Expenses.  Our general and administration expenses decreased to $61,594 in the three months ended June 30, 2012 from $124,054 for the same period in 2011. This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  We incurred no professional fees in the three months ended June 30, 2012 from $37,661 for the same period in 2011.

Depreciation and Amortization. Our depreciation and amortization expenses decreased to $740 in the three months ended June 30, 2012 from $2,582 for the same period in 2011. The decrease in depreciation expenses was mainly due to the disposal of assets.

Interest Expense. Interest expense decreased to $22,665 in three months ended June 30, 2012 from $60,620 for the same period in 2011, primarily due to the decrease in convertible note issuances.

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

Net Loss From Operations

For the three months ended June 30, 2012, we had a net loss of $84,999 from continuing operations as compared to a net loss of $256,669 from continuing operations for the same period in 2011.  Management attributes the decrease in net loss due to a decrease in operational and research activities.  In 2011, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the three months ended June 30, 2012, we generated a net loss of $84,999 compared to a net loss of $258,444 for the same period in 2011. The decrease in net loss is due to an overall change in our business operations.

Results of Operations for the Six Months Ended June 30, 2012

Revenues

The Company, recorded $2,756 in revenues for the six months ended June 30, 2012, and $1,818 as compared to the same period in 2011.  The revenues recorded in 2012 are related to a service contract signed in May 2011.

Operating Expenses

Our Shrink related business had total operating expenses of $184,025 for the six months ended June 30, 2012 as compared to $431,461 for the same period in 2011.

General and Administrative Expenses.  Our general and administration expenses decreased to $122,628 in the six months ended June 30, 2012 from $275,097 for the same period in 2011. This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  We incurred $60,000 in professional fees in the six months ended June 30, 2012 from $86,248 for the same period in 2011.

Depreciation and Amortization. Our depreciation and amortization expenses decreased to $1,397 in the six months ended June 30, 2012 from $5,105 for the same period in 2011. The decrease in depreciation expenses was mainly due to the disposal of assets.

Interest Expense. Interest expense decreased to $45,330 in six months ended June 30, 2012 from $197,553 for the same period in 2011, primarily due to the decrease in convertible note issuances.

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

Net Loss From Operations

For the six months ended June 30, 2012, we had a net loss of $226,599 from continuing operations as compared to a net loss of $627,196 from continuing operations for the same period in 2011.  Management attributes the decrease in net loss due to a decrease in operational and research activities.  In 2011, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the six months ended June 30, 2012, we generated a net loss of $226,599 compared to a net loss of $631,988 for the same period in 2011. The decrease in net loss is due to an overall change in our business operations.

Liquidity and Capital Resources

Our cash on hand at June 30, 2012 was $(349) as compared to $731 at December 31, 2011.  The decrease is primarily attributable to management’s inability to raise capital through equity and debt financings.  During the year ended December 31, 2011, management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to the year ended December 31, 2010, raising capital through the equity and debt financings.  The Company had no significant revenues during the years ended December 31, 2011 and 2010.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)	The Six months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$(1,080)	$(149,683)
Net cash provided by (used in) investing activities	$0	$(1,853)
Net cash provided by (used in) financing activities	$0	$150,250

Net Increase (decrease) in Cash and Cash Equivalents	$(1,080)	$(1,286)
Cash and Cash Equivalent at Beginning of the Year	$731	$2,131
Cash and Cash Equivalent at End of the Year	$(349)	$845

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

Operating Activities

Net cash used in operating activities was $1,080 for the six months ended June 30, 2012, as compared to $149,683 used in operating activities for the same period in 2011. The decrease in net cash used in operating activities was mainly due to a decrease in operating activities and a lack of revenue.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2012 was $0 as compared to a use of $1,853 in investing activities for the same period in 2011.  The decrease in net cash provided by investor activities was mainly due to a decrease in business operations, research and development activities and a lack of revenue.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was $0, as compared to $150,250 net cash provided by financing activities for the same period in 2011. The decrease of net cash provided by financing activities was mainly attributable to due to a decrease in business operations, research and development activities and a lack of revenue.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

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

MINE SAFETY DISCLOSURES.

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