Form 10-Q/A
period 2012-06-30
Shrink Nanotechnologies, Inc.
filed 2012-09-07
CIK 1355242

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Shrink Nanotechnologies, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

The following exhibits are incorporated herein by reference to the following filings

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement, dated as of September 30, 2009, between the Company as Seller, Dao Information Systems, LLC, DAO Information Systems, Inc. and Luis J. Leung.
10.2	Meaux Street Partners LP $25,000 10% Convertible Promissory Note, dated July 1, 2008
10.3	The Sonkei Trust $25,000 First Amended 10% Convertible Promissory Note, dated July 1, 2008
10.4	September 30, 2008 Settlement Agreements with SixTech Desenvolvmento Sistemas de Informatica Ltda.
10.5	September 30, 2008 Settlement Agreements with David F. Rubin, DAO Information Systems, LLC., and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K
10.1	Licensing Consent Agreement, dated as of September 30, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC
10.2	First Amended Licensing Consent Agreement, dated as of November 25, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC

Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements between the Company and For Goodness
11.1.2	September 30, 2008 Settlement Agreements between the Company and Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement between the Company and Luis Leung
11.1.4	Second Amended License Consent Agreement dated as of November 30, 2008 between the Company and BCGU
11.1.5	Exhibit 3.1 March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement, dated as of January 15, 2009 between the Company and BCGU

Form 8-K	5/8/2009
10.1	Debt Consolidation Agreement with Noctua Fund L.P., dated May 7, 2009
10.2	$100,000 14% Secured Convertible Secured Promissory Note, issued May 7, 2009

Form 8-K	5/13/2009
10.1	Binding Letter of Intent to acquire Shrink Technologies, Inc., a California corporation

Form 8-K	5/15/2009
3.1	Certificate of ownership and merger, name change to Shrink Nanotechnologies, Inc.

Form 8-K	6/5/2009
10.1	Share Exchange Agreement between the Company, Marshall Khine and Shrink Technologies, Inc. (“Shrink”), dated as of May 29, 2009
10.2	Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, between the Regents of the University of California (“UC Regents”) and Shrink
10.3	Research Agreement, dated as of June 2008, between Shrink and UC Regents (Merced)
10.4	Office space sublease, between Shrink and Business Consulting Group Unlimited, Inc.
10.5	Operating Agreement, dated as of May 29, 2009, between Shrink and BCGU, LLC
10.6	Debt Consolidation Agreement, May 29, 2009, between Shrink and Noctua Fund LP
10.7	Note Exchange Agreement
10.8	Consulting Agreement with Dr. Michelle Khine
21.1	List of Subsidiaries of Registrant
99.1	Unaudited Pro Forma Financial Statements: Shrink Nanotechnologies, Inc.
99.2	Audited Financial Statements of Shrink Technologies, Inc.

Form 8-K	6/19/2009
3.2	Amended and restated Bylaws of Shrink Nanotechnologies, Inc.

Form 8-K	6/25/2009
10.1	Consulting Agreement Heiner Dreismann, dated June 22, 2009

Form 10-Q	11/25/2009
10.1	First Amended Operating Agreement

Form 8-K	12/29/2009
10.1	First Amended Asset Purchase Agreement with Dao Information Systems, Inc., dated as of December 7, 2009

Form 8-K	2/3/2010 and Amended on 4/8/2010
99.1	Overview of Shrink Nanotechnologies, Inc.

Form 10-K Report	4/14/2010
3.1	Certificate of Amendment to Articles of Incorporation
4.1	Form of Convertible Note 12%
4.2	Form of Series A Warrant
10.1	Subscription Agreement

Form 8-K	5/7/2010
10.1	Sponsored Research Agreement Between the Company and The Regents of the University of California on behalf of Irvine campus dated May 3, 2010
10.2	Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010

Form 10-Q	5/24/2010
10.12	Agreement dated as of January 4, 2010, between the Company and Justin Heit
10.13	Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc.
10.14	Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon.
10.15	Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll
10.16	Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson

Form 10-Q	8/16/2010
10.17	Scientific Advisory Board Consulting Agreement, between the Company and Dr. Sayantani Ghosh

Form 8-K	10/18/2010
10.1	Patent and Know-How License Agreement between Shrink Nanotechnologies, Inc. and Corning Incorporated, dated as of July 26, 2010
10.2	Lease Agreement between Shrink Nanotechnologies, Inc. and The University of California on behalf of Irvine campus, dated as of October 1, 2010

Form 8-K/A	10/25/2010
16.1	Letter from Auditor, Chisholm, Bierwolf, Nilson & Morrill, LLC

Form 10-Q/A	11/29/2010
10.16	Sponsored Research Agreement, dated as of September 14, 2010, between Shrink Nanotechnologies, Inc. and University of California, Irvine
10.18	Consulting Agreement between the Company and Equire, LLC. Business Financial Advisory

Form 8-K	12/21/2010
10.1	License Agreement between Blackbox Semiconductor, Inc. and the University of Chicago, dated as of November 30, 2010
10.2	Shrink Nanotechnologies, Inc. 2010 Stock Incentive Plan

Form S-8	1/13/2011
4.1	2010 Stock Incentive Plan
5.1	Opinion of Levy International Law, LLC on legality
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Levy International Law, LLC (included in Exhibit 5.1)
24.1	Power of Attorney (included on signature page to this Registration Statement)

Form 8-K/A	3/23/2011
10.1	Second Amended Operating Agreement between Shrink Nanotechnologies, Inc. and BCGU, LLC
10.2	Extension of Research Agreement with University of California Regents, Irvine
16.1	Letter from Auditor, Mark Bailey & Company, Ltd. Reno Nevada

Form 8-K	4/12/2011
10.1	Letter of Intent, dated as of March 29, 2011, between Shrink Nanotechnologies, Inc. and Nanopoint, Inc.

Form 10-Q	8/14/12
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

32.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Darren Miles, President and Chief Financial Officer.
32.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Darren Miles, Principal Financial Officer

Form 10-Q/A	With this filing
101	XBRL (eXtensible Business Reporting Language)*

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2012

SHRINK NANOTECHNOLOGIES, INC.

By:    /s/ Darren Miles
    Darren Miles
   President
   (Principal Executive Officer, Principal
   Financial Officer and Principal Accounting
   Officer)