Form 10-Q
period 2012-09-30
Shrink Nanotechnologies, Inc.
filed 2012-11-14
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year: September 30, 2012

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

There were a total of 224,746,249 common shares outstanding, $0.001 par value, as of November __, 2012

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No   X  .

SHRINK NANOTECHNOLOGIES, INC.

Quarterly Report on FORM 10-Q

September 30, 2012

Form 10-Q Quarterly Report

TABLE OF CONTENTS

Page

Forward Looking Statements	3

Use of Terms	3

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

Consolidated Statements of Operations and for the Three Months and Nine months ended September 30, 2012 and 2011 and October 28, 2010 (date of inception) through September 30, 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011 and October 28, 2010 (date of inception) through September 30, 2012 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 1A – Risk Factors	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Defaults Upon Senior Securities	29

Item 4 – Mine Safety Disclosures	29

Item 5 - Other Information	29

Item 6 – Exhibits	29

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$194	$731
Deposits	-	1,500
Prepaid expenses	1,556	4,291
Inventory	2,780	2,780
Total current assets	4,530	9,302

Property, plant and equipment, net	4,017	6,154
Intangible assets, net	10,118	10,118

TOTAL ASSETS	$18,665	$25,574

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures, net of discount, default - related party	$295,621	$290,621
Convertible debentures, related party	675,000	675,000
Notes payable, related party	22,000	-
Accounts payable and accrued expenses	1,157,390	909,537
Due to related parties	121,650	228,983
Accrued interest	185,208	122,212
Deferred revenue	-	2,727

Total current liabilities	2,456,869	2,229,080

TOTAL LIABILITIES	2,456,869	2,229,080

COMMITMENTS (See Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000 at September 30, 2012 and December 31, 2011, respectively

	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 224,746,249 and 217,393,308 at September 30, 2012 and December 31, 2011, respectively

	224,746	217,393
Additional paid in capital	7,070,058	7,019,323
Accumulated deficit	(9,753,008)	(9,460,222)
TOTAL STOCKHOLDERS' DEFICIT	(2,438,204)	(2,203,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,665	$25,574

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(UNAUDITED)
					From
					Inception
	For the		For the		(January 15,
	Three Months		Nine Months		2008) through
	Ended September 30,		Ended September 30,		September 30,
	2012	2011	2012	2011	2012
REVENUES
Revenues	$-	$2,727	$2,756	$4,545	$10,269
Cost of sales	-	-	-	-	151
Gross profit	-	2,727	2,756	4,545	10,118

EXPENSES
Research and development	-	63,916	-	128,927	516,868
Professional fees	22,000	35,468	82,000	121,716	511,835
General and administrative	20,782	160,527	143,410	435,624	7,179,790
Loss on disposal of property, plant and equipment	-	14,096	-	14,096	14,096
Loss on asset impairment	-	-	-	-	347,921
Depreciation and amortization	740	631	2,137	5,736	119,664
Total operating expenses	43,522	274,638	227,547	706,099	8,690,174

Loss from operations	(43,522)	(271,911)	(224,791)	(701,554)	(8,680,056)

Other income (expense)
Equity investment loss	-	(38,036)	-	(38,036)	(38,036)
Interest expense	(22,665)	(57,849)	(67,995)	(255,402)	(1,055,425)
Loss from extinguishment of debt	-	-	-	-	(118,121)
Total other income (expense)	(22,665)	(95,885)	(67,995)	(293,438)	(1,211,582)

Loss from continuing operations	(66,187)	(367,796)	(292,786)	(994,992)	(9,891,639)

Discontinued Operations
(Loss) from discontinued Blackbox business	-	-	-	(4,792)	(5,195)
Income from discontinued Audiostocks business	-	-	-	-	143,825
Income (loss) from discontinued operations	-	-	-	(4,792)	138,630

NET LOSS	$(66,187)	$(367,796)	$(292,786)	$(999,784)	$(9,753,009)

Net loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	-	-	-	(0.00)
Net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common and common equivalent shares outstanding Basic and diluted
	224,746,249	215,032,764	224,129,031	205,955,537

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS
(UNAUDITED)
			From
			Inception
			(January 15
	For the nine months ended		2008) through
	September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(292,786)	$(999,784)	$(9,753,008)

Adjustments to reconcile net earnings to net cash used by operating activities:

Depreciation and amortization	2,137	7,914	122,244
Asset impairment	-	-	347,921
Debt discount accretion	-	182,521	763,333
Non-cash share-based payments	58,089	242,652	5,143,537
Loss on disposal of property, plant and equipment	-	14,096	14,096
Loss from extinguishment of debt	-	-	118,121
Loss from equity investment	-	38,036	38,036
Changes in assets and liabilities, net of effects from acquisitions			-
Deposits	1,500	-	-
Accounts receivable	-	-	1,672
Prepaid expenses	2,735	22,787	18,694
Inventory	-	(2,802)	(2,780)
Accounts payable and accrued expenses	247,852	58,794	934,513
Accrued interest	62,996	72,385	258,400
Due to related parties	(107,333)	179,333	735,000
Deferred revenue	(2,727)	5,455	-

NET CASH USED IN OPERATING ACTIVITIES	(27,537)	(178,613)	(1,260,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Proceeds from the sale of BlackBox	-	-	12,500
Additions to equipment	-	(2,171)	(18,284)
Proceeds from disposal of intangible assets	-	500	500
Additions to intangible assets	-	(1,199)	(269,200)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,870)	(212,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	-	50,150	64,900
Proceeds from issuance of common stock	-	70,000	425,001
Proceeds from note payable, related party	22,000	-	22,000
Proceeds from convertible debentures	5,000	60,000	948,094

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,000	180,150	1,472,495

NET CHANGE IN CASH	(537)	(1,333)	194
CASH BALANCES
Beginning of period	731	2,131	-

End of period	$194	$798	$194

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock issued to satisfy convertible debt obligation	$-	$586,200	$729,776
Stock issued in share exchange of Blackbox Semiconductor, Inc.	$-	$37,036	$37,036
Convertible debt issue to satsify related party payable	$-	$675,000	$675,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  These consolidated financial statements have been prepared treating the Company as a development stage company, effective as of January 15, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $270,786 and used cash in operating activities of $5,537 for the nine months ended September 30, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,430,339, $2,416,204 and $9,731,008, respectively, at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.

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

September 30, 2012

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

Inventory

Inventory at September 30, 2012 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at September 30, 2012 and December 31, 2011 consist of finished goods.

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the nine months ended September 30, 2012 and 2011 the Company recorded $2,137 and $7,914 in depreciation expense, respectively.

	September 30,	December 31,
	2012	2011
Property Plant and Equipment, net:
Computer Software and Hardware	$12,503	$12,503
Furniture and Equipment	682	692
Building and Improvements	-	-
Accumulated Depreciation	(9,168)	(7,032)
Total	$4,017	$6,154

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2012

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

Intangible assets consisted of the following at:

	September 30,	December 31,
	2012	2011
Intangible Assets, net:
Trademarks	10,118	10,118
Less: Amortization	-	-
Total	$10,118	$10,118

Shrink continues to make the required legal filings and uses of the trademark, the trademarks have an indefinite life, therefore there is no amortization.

Investment in BlackBox Semiconductor, Inc.

The Company owns approximately 19% interest in BlackBox Semiconductor, Inc. (“Blackbox Parent”) Management had determined that the Company has the ability to influence the operating and financial decisions of BlackBox Parent. As of December 31, 2011, the Company determined that they had limited control over BlackBox Parent and have discontinued applying the equity method.  The statements for 2012 record the investment under the cost method (less than 20% ownership).

Accounts Payable

Accounts payable consisted of the following at:

	September 30,	December 31,
	2012	2011
Accounts payable	$845,957	$598,104
Stock based payables	311,433	311,433
Total	$1,157,390	$909,537

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

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

Concentration of Risk

A financial instrument which potentially subjects the Company to concentrations of credit risk is cash.  The Company places its cash with financial institutions deemed by management to be of high credit quality.

Basic Net Loss per Share of Common Stock for Continuing Operations

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At September 30, 2012 there was $970,621 in convertible debt outstanding, 20,000,000 preferred shares and stock options that total approximately 2.8 million in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 2 million shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

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

Management believes no new pronouncements will have any significant impact.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

NOTE 2.  DEBENTURES

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

Notes Payable consists of the following at:

	September 30,	December 31,
	2012	2011
14% convertible notes due October 2012	$298,621	$298,121
4% convertible note due April 2012	675,000	675,000
Loan payable	22,000	-
Total notes payable	$995,621	$973,121
Less: Discount on notes	(2,500)	(7,500)
Less: Current portion	(993,121)	(965,621)
Long-term portion	$-	$-

As of September 30, 2012, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $295,621, which is net of a $2,500 discount).  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

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

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

Due to related parties consist of:

	September 30,	December 31,
	2012	2011
Due to BCGU, LLC	$697,000	$675,000
Due to Business Consulting Group Unlimited, Inc.	7,333	7,333
Due to Noctua Fund Manager, LLC	121,650	228,983
Total	$825,983	$911,316

There have been no payments made to related parties during the nine months ended September 30, 2012.

NOTE 4.  COMMON STOCK ISSUANCES

In January 2012, pursuant our 2010 Plan, the Company issued 7,352,941 shares valued at $58,088 for payment of professional services provided by our attorney during January.

NOTE 5.  WARRANTS

The following summarizes stock purchase warrants as of September 30, 2012:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding September 30, 2012	3,760,000	$0.20

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2012

(unaudited)

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

The following summarizes options as of September 30, 2012:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	675,000	$0.19
Expired/Retired	(150,000)	(0.08)
Exercised	-	-
Issued	-	-
Outstanding September 30, 2012	525,000	$0.19

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..

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

Discussion of Business Strategy; Short-Term Goals

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

To date the Company has paid $5,000, and at September 30, 2012 owes $12,598 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

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

Results of Operations for the Three Months Ended September 30, 2012

Revenues

The Company, recorded $0 in revenues for the three months ended September 30, 2012, and $2,727 for the same period in 2011.

Operating Expenses

Our Shrink related business had total operating expenses of $43,522 for the three months ended September 30, 2012 as compared to $274,638 for the same period in 2011.

General and Administrative Expenses.  Our general and administration expenses decreased to $20,782 in the three months ended September 30, 2012 from $160,527 for the same period in 2011. This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  We incurred professional fees of $22,000 in the three months ended September 30, 2012 as compared to $35,468 for the same period in 2011.

Interest Expense. Interest expense decreased to $22,665 in three months ended September 30, 2012 as compared to $57,849 for the same period in 2011, primarily due to the decrease in convertible note issuances.

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

Net Loss From Operations

For the three months ended September 30, 2012, we had a net loss of $66,187 from continuing operations as compared to a net loss of $367,796 from continuing operations for the same period in 2011.  Management attributes the decrease in net loss due to a decrease in operational and research activities.  In 2011, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the three months ended September 30, 2012, we generated a net loss of $66,187 as compared to a net loss of $367,796 for the same period in 2011. The decrease in net loss is due to an overall change in our business operations.

Results of Operations for the Nine months ended September 30, 2012

Revenues

The Company, recorded $2,756 in revenues for the nine months ended September 30, 2012, and $4,545 as compared to the same period in 2011.  The revenues recorded in 2012 are related to a service contract signed in May 2011.

Operating Expenses

Our Shrink related business had total operating expenses of $227,547 for the nine months ended September 30, 2012 as compared to $706,099 for the same period in 2011.

General and Administrative Expenses.  Our general and administration expenses decreased to $143,410 in the nine months ended September 30, 2012 from $435,624 for the same period in 2011. This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  We incurred $82,000 in professional fees in the nine months ended September 30, 2012 from $121,716 for the same period in 2011.

Interest Expense. Interest expense decreased to $67,995 in nine months ended September 30, 2012 from $255,402 for the same period in 2011, primarily due to the decrease in convertible note issuances.

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

Net Loss From Operations

For the nine months ended September 30, 2012, we had a net loss of $292,786 from continuing operations as compared to a net loss of $994,992 from continuing operations for the same period in 2011.  Management attributes the decrease in net loss due to a decrease in operational and research activities.  In 2011, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the nine months ended September 30, 2012, we generated a net loss of $292,786 compared to a net loss of $999,784 for the same period in 2011. The decrease in net loss is due to an overall change in our business operations.

Liquidity and Capital Resources

Our cash on hand at September 30, 2012 was $194 as compared to $731 at December 31, 2011.  During the year ended December 31, 2011, management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to the year ended December 31, 2010, raising capital through the equity and debt financings.  The Company had no significant revenues during the years ended December 31, 2011 and 2010.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)	The Nine months ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$(27,537)	$(178,613)
Net cash provided by (used in) investing activities	$0	$(2,870)
Net cash provided by (used in) financing activities	$27,000	$180,150

Net Increase (decrease) in Cash and Cash Equivalents	$(537)	$(1,333)
Cash and Cash Equivalent at Beginning of the Year	$731	$2,131
Cash and Cash Equivalent at End of the Year	$194	$798

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

Operating Activities

Net cash used in operating activities was $27,537 for the nine months ended September 30, 2012, as compared to $178,613 used in operating activities for the same period in 2011. The decrease in net cash used in operating activities was mainly due to a decrease in operating activities and a lack of revenue.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was $0 as compared to a use of $2,870 in investing activities for the same period in 2011.  The decrease in net cash provided by investor activities was mainly due to a decrease in business operations, research and development activities and a lack of revenue.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $27,000, as compared to $180,150 net cash provided by financing activities for the same period in 2011. The decrease of net cash provided by financing activities was mainly attributable to due to a decrease in business operations, research and development activities and a lack of revenue.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

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

Date: November 12, 2012

SHRINK NANOTECHNOLOGIES, INC.

By: /s/ Darren Miles

Darren Miles

President

(Principal Executive Officer, Principal

Financial Officer and Principal Accounting

Officer)