Form 10-Q/A
period 2012-09-30
Shrink Nanotechnologies, Inc.
filed 2012-11-19
CIK 1355242

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

Yes      . No   X  .

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Shrink Nanotechnologies, Inc. for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Date: November 19, 2012

SHRINK NANOTECHNOLOGIES, INC.

By: /s/ Darren Miles

Darren Miles

President

(Principal Executive Officer, Principal

Financial Officer and Principal Accounting

Officer)

4