Form 10-K
period 2012-12-31
Shrink Nanotechnologies, Inc.
filed 2013-04-16
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $___, based upon the closing price on that date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.__.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of as of March 26, 2013 the registrant had 224,746,249 shares of its Common Stock, $0.001 par value, outstanding.

SHRINK NANOTECHNOLOGIES, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-K (this “Report” or “Annual Report”) includes forward-looking statements within the meaning of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, (thee “Exchange Act”).  These statements are expressed in good faith and based upon information currently available to the Company and management and their interpretation of what are believed to be significant factors affecting the businesses, including many assumptions regarding future events. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could, ” “ should, ” etc.).

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

Our business currently consists of four operating units: Cell Culturing Products ; Microfluidic Systems and Kits ; Special Substrates ; and Internal Development and Acquisitions .

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

Business Strategy

Our business strategy, based on the FIGA ™ model, is to use experts from critical economic segments in order to meet commercial ends.  Our strategy is to fund research in outside (typically academic) research labs, all of which we have established technology development and in some cases, licensing arrangements with.  Around our “hub” of mainly academic research relationships, we connect teams consisting of people with financial, related industry (physical or life sciences) and government (typically regulatory) backgrounds.  We use these teams to assess internal and external opportunities, to first determine the commercial viability of the technology, and then to create specific commercialization plans for the same technology.

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

Our assets also included, through June 3, 2011, the exclusive License Agreement (the “Chicago License Agreement”) between our previously wholly-owned subsidiary BlackBox and the University of Chicago (“Chicago”), wherein BlackBox licensed the exclusive, worldwide right to use and sublicense Chicago’s patent-pending Materials and Methods for the Preparation of Nanocomposites (a/k/a “electronic glue” chemistry) for fields of use other than thermoelectric applications. We have completed the sale of our BlackBox subsidiary along with this license to BlackBox Semiconductors, Inc., a Nevada corporation (“BlackBox Parent”).  This was part of the BlackBox sale and is no longer an asset as of December 31, 2012.

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

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. will receive $75,000 cash payable prior to December 31, 2011, and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity at the time of the transaction.  The cash received from the transaction shall be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary.   Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.  In October 2011, the Company agreed to settle the payable of $75,000 due in December 2011 from BlackBox Parent as related to the Share Exchange for immediate payment of $12,500.  This amount was paid on October 25, 2011, and there are no other amounts are due as related to this agreement and the Company.

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

Discussion of Business Strategy; Short Term Goals

Although management constantly monitors market trends, as well as available capital and has in the past, and continues to, refine and re-prioritize the Company’s goals, so as to attain commercialization as quickly as possible, the goals we will need to attain for our various businesses are currently:  (1) commercialization of existing and newer commercial versions of StemDisc ® , Cell Align ® and NanoShrink ® products; (2) entering into a joint development agreement to commercialize the Corning microfluidic system; (3) joint development of certain materials from our Special Substrates business unit; and (4) entering into technologically accretive and synergistic acquisitions.

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

Microfluidic Systems and Kits

Corning Incorporated

Earlier in 2011, we secured an exclusive license to a then patented pending complete microfluidic system that was developed at Corning Incorporated.  The system, which has ancillary pumping, heating and electronics systems, has numerous applications in the small but growing microfluidics market.  The most interesting aspect of the technology are the “inter-connects” between parts of the system (which is similar to the way “Lego™” blocks work).  We believed then and still believe the intellectual property for the interconnects of the Corning system will drive the potential for the Corning system to perhaps establish a “standard” for the microfluidics space.

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

•

Better Material Characteristics.  We believe that our shrinkable technology using NanoShrink is advantageous over other substrates such as silicon because of its desirable flow characteristics in microfluidic applications.  Microfluidic devices typically require dimensions in the 100 μ m range, whereas we are able to achieve resolutions near 70 μ m in width and operate well within the requirements and capabilities of current lithography techniques.  PDMS is a standard material used to create 2 dimensional microfluidic systems.  However, many hydrophobic molecules absorb easily into the porous PDMS matrix of competing technologies, potentially affecting results which have intolerable in many applications.  So far, testing indicates that NanoShrink™ is not as easily impacted by solvents or environmental factors such as extreme heat, cold or physical impact.  For this reason as well as the other reasons relating to ease and economics in manufacture, we believe that shrinkable plastic materials (such as NanoShrink™ ) may be an ideal material for products such as cell-culture dishes and plates used in drug discovery.  We believe that this is one property that links industry adoption of PDMS for applications in drug discovery and other sensitive assays.

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

“Petal Based” NanoShrink ™ and Special Substrates

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

To date the Company has paid $5,000, and at December 31, 2012 owes $12,598 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.  The Company has discontinued research in regards to this agreement.

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

Because the Company no longer is focusing on its solar segment, the Company also terminated its Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation.  This agreement provided for the appointment of Inabata as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and ShrinkChip™ RPS solar products to third parties (the “ Solar Products ” ).

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

Research and Development Priorities and Expenditures

We estimated that Shrink has invested approximately $____ and $109,739 into its technologies in 2012 and 2011, respectively, primarily from government and university grants and direct investments by Shrink using cash on hand, and $122,416 into its technologies in 2009, most of which has stemmed from payments from Shrink through UC Merced and UC Irvine or, to a limited extent, California Institute for Regenerative Medicine (CIRM). (See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below).

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

Inabata America Corporation

In September 2009, we entered into a Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation (“Inabata”), a subsidiary of Inabata & Co. Ltd., which provides for the appointment of Inabata as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and ShrinkChip™ RPS solar products to third parties (the “Solar Products” ).  Because we ceased our work in the solar energy space, the agreement with Inabata is no longer relevant to our operational focus.

Employees

We currently have no employees and resort to management and subcontractors for all services.  During 2012, there were no full time employees.

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

As of December 31, 2012, Shrink determined that all future economic benefit will be derived from operations that existed as of that date, and all prior operating assets were fully impaired.

Below is a chart of our organizational structure:

The Company has negotiated a spin off transaction to sell our BlackBox business and retain approximately 20% of the equity in the post-spin-out business (pre dilution).

Our common stock is quoted on the OTC Market under the symbol “INKN.”

Our principal operational offices are located at 7020 Belcrest Drive, Plano, Texas 75024.  Our principal corporate contact is Norman Meier and may be reached at 760-5762-7119.

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

Our success is highly dependent on the services of a limited number of skilled scientists. We also depend on the insight and backgrounds of members of our Scientific Advisory Board. As of December 31, 2012, we have no scientists on staff.  In addition, our success will depend upon, among other factors, our ability to attract, retain and motivate qualified research and development, engineering and operating personnel, generally and during periods of rapid growth, especially in those areas of our businesses focused on new products and advanced manufacturing processes. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms.  The competition for qualified personnel in industrial, academic and nonprofit research sectors is significant.

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

All of our research and development agreements require processes that are complex and require specialized and expensive equipment. Replacement parts for this specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. There can be no assurance that our funding commitment under the development agreements will be adequate to fund the equipment requirements.  We also rely on numerous third parties to supply production materials and in some cases there may not be alternative sources immediately available, or they may not be available at a reasonable cost.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2012
4th Quarter	$0.0044	$0.0011
3rd Quarter	$0.0054	$0.0011
2nd Quarter	$0.0055	$0.0025
1st Quarter	$0.0017	$0.0055

Year Ended December 31, 2011
4th Quarter	$0.0399	$0.0006
3rd Quarter	$0.079	$0.03
2nd Quarter	$0.10	$0.05
1st Quarter	$0.131	$0.07

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

The Company’s transfer agent is Action Stock Transfer, located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121, (801) 274-1088 (www.actionstocktransfer.com).

Approximate Number of Holders of Our Common Stock

As of January 15, 2013, there were ___ holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings. In aggregate, we had 224,746,249 shares of common stock outstanding as of January 15, 2013.

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

The following is a summary of the securities issued and authorized for issuance under the 2010 Plan at December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	750,000		24,250,000
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

In January 2011, the Company received conversion demand notices for convertible notes with total principal balances of $475,000 and accrued interest of $52,771.  The notes and their accrued interest were converted at $0.10 per share (5,277,714 shares of common stock), and pursuant to the stock issuance considered paid in full.

In January 2011, the Company issued a 14% convertible note with a principal balance of $60,000 in exchange for $60,000.  The note is convertible at $0.17 per share.  The note matures on October 1, 2012.

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

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter 2012 and as of the date of this report.

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

Our business currently consists of four units: Cell Culturing Products ; Microfluidic Systems and Kits ; Special Substrates ; and Internal Development and Acquisitions .

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

Discussion of Business Strategy; Short Term Goals

Although management constantly monitors market trends, as well as available capital and has in the past, and continues to, refine and re-prioritize the Company’s goals, so as to attain commercialization as quickly as possible, the goals we will need to attain for our various businesses are currently:  (1) commercialization of existing and newer commercial versions of StemDisc® , Cell Align® and NanoShrink® products; (2) entering into a joint development agreement to commercialize the Corning microfluidic system; (3) joint development of certain materials from our Special Substrates business unit; and (4) entering into technologically accretive and synergistic acquisitions.

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

Because the Company no longer is focusing on its solar segment, the Company also terminated its Strategic Marketing and Development Agreement (the “Marketing Agreement”) with Inabata America Corporation.  This agreement provided for the appointment of Inabata as the Company’s non-exclusive representative for the purposes of marketing and promoting the Company’s solar concentrator technology and ShrinkChip™ RPS solar products to third parties (the “Solar Products” ).

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

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

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

The Company, including its subsidiaries, had minimal revenues in 2012 or 2011, as it is a research and development stage company.  In 2012, there were revenues of $2,756 compared to $7,513 in 2011, which were primarily related to a contract with Kimberly Clark.

Operating Expenses

Our Shrink related business had total operating expenses of $231,089 for the year ended December 31, 2012 and $789,418, as compared to the same period for the Shrink related business in 2011.

General and Administrative Expenses.  Our general and administration expenses decreased to $145,081 in the fiscal year ended December 31, 2012 from $506,920 in 2011.  This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  Our costs for professional fees decreased to $83,275 in the fiscal year ended December 31, 2012 from $130,216 in 2011. The slight decrease was due to management stabilizing its fixed costs in this area throughout the year.

Depreciation and Amortization. Our depreciation expenses decreased to $2,733 in the fiscal year ended December 31, 2012 from $6,400 in 2011. The decrease in depreciation expenses was mainly due to the disposal of assets.

Interest Expense. Interest expense decreased to $90,660 in the fiscal year ended December 31, 2012 from $292,392 in 2011, primarily due to the conversion of certain convertible note issuances.

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

Net Loss From Operations

For the year ended December 31, 2012, we had a net loss of $318,993 from continuing operations as compared to a net loss of $1,112,484 from continuing operations for the period ended December 31, 2011.  Management attributes the decrease in net loss due to a decrease in operational and research activities.  In 2011, the Company switched its focus from developing and acquiring intellectual property, to the development of products derived from the intellectual property.  As a result, the Company hired several consultants to help bring those products to a point of commercialization.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the fiscal year ended December 31, 2012, we generated a net loss of $318,993 compared to a net loss of $1,117,276 in 2011. The decrease in net loss is due to an overall change in our business operations.

Liquidity and Capital Resources

Our cash on hand at December 31, 2012 was $6,673 as compared to $731 on hand December 31, 2011.  The increase is primarily attributable to management’s inability to raise capital through equity and debt financings.  During the year ended December 31, 2012, management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time, as compared to the year ended December 31, 2011, raising capital through the equity and debt financings.  The Company had minimum revenues during the years ended December 31, 2012 and 2011.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)	Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$(23,558)	$(202,680)
Net cash provided by (used in) investing activities	$0	$9,630
Net cash provided by (used in) financing activities	$29,500	$191,650

Net Increase (decrease) in Cash and Cash Equivalents	$5,942	$(1,400)
Cash and Cash Equivalent at Beginning of the Year	$731	$2,131
Cash and Cash Equivalent at End of the Year	$6,673	$731

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

Operating Activities

Net cash used in operating activities was $23,558 for the year ended December 31, 2012, as compared to $202,680 used in operating activities during 2011. The decrease in net cash used in operating activities was mainly due to a decrease in operating activities and a lack of revenue.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2012 was $0 as compared to $9,630 net cash provided by investing activities in 2011.  The decrease in net cash provided by investor activities was mainly due to a decrease in business operations, research and development activities and a lack of revenue.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was $29,500, as compared to $180,150 net cash provided by financing activities for the year ended December 31, 2011.

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

Sublease with Business Consulting Group Unlimited, Inc. - Terminated

The Company subleased space from Business Consulting Group Unlimited, Inc., an entity owned by two of our directors and majority stockholders, James B. Panther, and Mark L. Baum, Esq. pursuant to which the Company leased approximately 3,000 square feet of office and administrative space, as well as use of, among other things, internet, postage, copy machines, electricity, furniture, fixtures etc. at a rate of $6,000 per month.  The lease with Business Consulting Group Unlimited, Inc. expired April 30, 2010, and continued as a month to month tenancy thereafter.   The lease was terminated on January 31, 2011.  For the year ended December 31, 2012 $50,000 had been paid to Business Consulting Group Unlimited, Inc. and $18,000 was owed to Business Consulting Group Unlimited, Inc.

On May 29, 2009, the Company signed an operating agreement with BCGU, LLC, an entity indirectly controlled by James B. Panther, and Mark L. Baum, Esq., who are two of our directors and majority control persons, for a fee of $6,000 per month.  During October 2009, the Company amended the Operating Agreement with BCGU, LLC.  The amended Operating Agreement (“the “Amended Operating Agreement”) allows us to retain certain day-to-day administrative services and management in consideration of a monthly fee of $30,000 per month.  The Amended Operating Agreement also included a $270,000 signature bonus.  Effective as of January 31, 2011, we entered into the Second Amended Operating Agreement (the “Second Amended Operating Agreement”) with BCGU, LLC which amended the terms of the previously existing First Amended Operating Agreement among the parties, entered into on October 1, 2009.  The Amended Operating Agreement provides for a term of 21 months ending in October 2012 and provides for services to  be provided that include day to day management, provision of bookkeeping and accounting personnel and administrative support staff as well as record keeping and accounting maintenance, in exchange for a new and lesser fee of $20,000 per month.  The Company was indebted to BCGU under the old agreement, in the amount of $615,000 which continues to be due and payable as of the date of the Second Amended Operating Agreement. The Second Amended Operating Agreement expires October 1, 2012.  For the year ended December 31, 2012, $121,000 had been paid to BCGU, LLC and there was $585,000 owed to BCGU, LLC.  This liability is recorded in accounts payable and accrued expenses on our balance sheets which were primarily converted into approximately 12 million shares of common stock leaving an insignificant liability on the balance sheet.  There is an option within the Second Amended Operating Agreement that allows BCGU, LLC to convert outstanding payables related to the Operating Agreements into a convertible note.  On April 6, 2011 BCGU, LLC exercised its right to memorialize its debt in note form.  As a result the Company issued BCGU, LLC a 4% convertible promissory note with a principal balance of $675,000 (representing all unpaid accrued fees beginning in May 2009 through April 2011 under this agreement), that is convertible at $.06 per share and matures on April 6, 2012.  Because BCGU, LLC is (i) substantially managing the affairs of the company, (ii) is familiar with the affairs of the Company and its strategic direction, (iii) is receiving minimal cash compensation for its efforts and is deferring most payments, the Company believes that the transactions are no less favorable to the Company than would otherwise be available from independent third parties, the Company believes, based on review of its independent directors, that the foregoing transactions and agreements are no less favorable (or even more favorable, given the flexibility) to the Company than would otherwise be available from independent third parties.

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

In February 2011, the Company issued 140,000 shares valued at $16,330 for payment of professional services provided during the year ended December 31, 2011 and thru February 2011.

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

Lease For Space At University Of California- Irvine, TechPortal ™

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

Hedging and Derivative Activities

As at December 31, 2012, and, at December 31, 2011, we have not entered into any type of hedging or interest rate swap transaction.  We do not have any foreign operations or research activities, and, management believes, we do not have exposure to financial product risks.

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

Shrink NanoTechnologies, Inc. and Subsidiaries

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Shrink Nanotechnologies, Inc.

We have audited the accompanying consolidated balance sheets of Shrink Nanotechnologies, Inc. (a development stage company) as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from January 15, 2008 (inception) through December 31, 2012.  The management of Shrink Nanotechnologies, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 211 and for the year then ended were audited by another accounting firm which issued an unqualified opinion on May 15, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Shrink Nanotechnologies, Inc. as of December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in the notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

fka Drake & Klein CPAs

Clearwater, Florida

March 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Shrink Nanotechnologies, Inc.

Plano, Texas

We have audited the accompanying consolidated balance sheet of Shrink Nanotechnologies, Inc. (a development stage company) as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shrink Nanotechnologies, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying 2011 financial statements were prepared assuming that the Company would continue as a going concern.  The Company had not yet generated revenue, had incurred losses from operations, and was dependent on financing to continue operations.  These conditions raised substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to those matters are described in Note 2.  The 2011 financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

May 15, 2012

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

Current assets
Cash	$6,673	$731
Deposits	1,500	1,500
Prepaid expenses	431	4,291
Inventory	2,780	2,780
Total current assets	11,384	9,302

Property, plant and equipment, net	3,421	6,154
Intangible assets, net	10,118	10,118

TOTAL ASSETS	$24,923	$25,574

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures, net of discount, default - related party	$298,121	$290,621
Convertible debentures, related party	675,000	675,000
Notes payable, related party	22,000	-
Accounts payable and accrued expenses	1,167,190	909,537
Due to related parties	121,650	228,983
Accrued interest	205,374	122,212
Deferred revenue	-	2,727

Total current liabilities	2,489,335	2,229,080

TOTAL LIABILITIES	2,489,335	2,229,080

COMMITMENTS (See Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000 at September 30, 2012 and December 31, 2011, respectively	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 224,746,249 and 217,393,308 at September 30, 2012 and December 31, 2011, respectively	224,746	217,393
Additional paid in capital	7,070,057	7,019,323
Accumulated deficit	(9,779,215)	(9,460,222)
TOTAL STOCKHOLDERS' DEFICIT	(2,464,412)	(2,203,506)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,923	$25,574

The accompanying notes are an integral part of these consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS

			From
			Inception
			(January 15,
	For the Years Ended		2008) through
	December 31,		December 31,
	2012	2011	2012
REVENUES
Revenues	$2,756	$7,513	$10,269
Cost of sales	-	151	151
Gross profit	2,756	7,362	10,118

EXPENSES
Research and development	-	131,786	516,868
Professional fees	83,275	130,216	513,110
General and administrative	145,081	506,920	7,181,461
Loss on disposal of property, plant and equipment	-	14,096	14,096
Loss on asset impairment	-	-	347,921
Depreciation and amortization	2,733	6,400	120,260
Total operating expenses	231,089	789,418	8,693,716

Loss from operations	(228,333)	(782,056)	(8,683,598)
		-
Other income (expense)
Equity investment loss	-	(38,036)	(38,036)
Interest expense	(90,660)	(292,392)	(1,078,090)
Loss from extinguishment of debt	-	-	(118,121)
Total other income (expense)	(90,660)	(330,428)	(1,234,247)

Loss from continuing operations	(318,993)	(1,112,484)	(9,917,845)

Discontinued Operations
(Loss) from discontinued Blackbox business	-	(4,792)	(5,195)
Income from discontinued Audiostocks business	-	-	143,825
Income (loss) from discontinued operations	-	(4,792)	138,630

NET LOSS	$(318,993)	$(1,117,276)	$(9,779,216)

Net loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)
Loss from discontinued operations	-	(0.00)
Net loss per common share:	$(0.00)	$(0.01)

Weighted average common and common equivalent shares outstanding Basic and diluted
	224,284,179	208,724,810

The accompanying notes are an integral part of these consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 15, 2008 date of inception through December 31, 2012

						Deficit
						accumulated
	Preferred Stock		Common Stock		Additional	during the	Total
		Par		Par	Paid-in	development
	Shares	Value	Shares	Value	Capital	stage
						(restated)	(restated)

Issuance founder shares	50	$-	44,444,440	$44,444	$(44,443)	$-	$1
Net Loss	-	-	-	-	-	(88,493)	(88,493)

Balance at December 31, 2008	50	$-	44,444,440	$44,444	$(44,443)	$(88,493)	$(88,492)

Reverse merger	20,000,100	20,000	115,004,875	115,005	(153,896)	-	(18,891)
Beneficial conversion feature convertible notes	-	-	-	-	69,900	-	69,900
Value associated with warrants detached from notes
	-	-	-	-	30,100	-	30,100
Conversion of convertible debt	-	-	1,916,670	1,916	55,584	-	57,500
Issuance of shares for license issuance fee	-	-	495,500	496	99,504	-	100,000
Shares issued for cash at $.04 per share	-	-	8,875,000	8,875	346,125	-	355,000
Issuance of shares for services valued at $0.215 per share
	-	-	2,185,000	2,185	467,713	-	469,898
Value of stock options granted	-	-	-	-	69,901	-	69,901
Cancellation of series c preferred stock	(150)	-	-	-	(143,825)	-	(143,825)
Loss from extinguished debt	-	-	-	-	118,121	-	118,121
Net Loss	-	-	-	-	-	(1,725,202)	(1,725,202)

Balance at December 31, 2009	20,000,000	$20,000	172,921,485	$172,921	$914,784	$(1,813,695)	$(705,990)

Beneficial conversion feature convertible notes	-	-	-	-	80,679	-	80,679
Value associated with warrants detached from notes
	-	-	-	-	590,154	-	590,154
Conversion of convertible debt at $.10 per share	-	-	1,129,226	1,129	111,793	-	112,922
Issuance of shares for services valued at $0.21 per share
	-	-	19,984,697	19,985	4,088,260	-	4,108,246
Value of stock options granted	-	-	-	-	196,854	-	196,854
Net Loss	-	-	-	-	-	(6,529,252)	(6,529,252)

Balance at December 31, 2010	20,000,000	$20,000	194,035,408	$194,035	$5,982,525	$(8,342,947)	$(2,146,387)

Blackbox Semiconductor share exchange	-	-	14,000,000	14,000	(1,500)	-	12,500
Issuance of shares at $0.17 per share	-	-	411,764	412	69,588	-	70,000
Conversion of convertible debt at $0.10 per share	-	-	6,589,442	6,589	651,655	-	658,244
Conversion of convertible debt at $0.08 per share	-	-	894,152	894	70,638	-	71,532
Issuance of shares for services valued at $0.16 per share
	-	-	1,462,542	1,463	229,098	-	230,561
Value of stock options granted	-	-	-	-	17,319	-	17,319
Net Loss	-	-	-	-	-	(1,117,276)	(1,117,276)

Balance at December 31, 2011	20,000,000	$20,000	217,393,308	$217,393	$7,019,323	$(9,460,222)	$(2,203,506)

Issuance shares for services at .0079	-	-	7,352,941	7,353	50,735	-	58,088
Net Loss	-	-	-	-	-	(318,993)	(318,993)

Balance at December 31, 2012	20,000,000	$20,000	224,746,249	$224,746	$7,070,058	$(9,779,215)	$(2,464,411)

The accompanying notes are an integral part of these consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS

			From
			Inception
			(January 15
	For the years ended		2008) through
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(318,993)	$(1,117,276)	$(9,779,215)

Adjustments to reconcile net earnings to net cash used
by operating activities:
Depreciation and amortization	2,733	8,578	122,840
Asset impairment	-	-	347,921
Debt discount accretion	-	198,021	763,333
Non-cash share-based payments	58,089	247,880	5,143,537
Loss on disposal of property, plant and equipment	-	14,096	14,096
Loss from extinguishment of debt	-	-	118,121
Loss from equity investment	-	38,036	38,036
Changes in assets and liabilities, net of effects from acquisitions			-
Deposits	-	(1,500)	(1,500)
Accounts receivable	-	-	1,672
Prepaid expenses	3,860	24,771	19,819
Inventory	-	(2,780)	(2,780)
Accounts payable and accrued expenses	257,651	54,809	944,312
Accrued interest	83,162	93,875	278,566
Due to related parties	(107,333)	236,083	735,000
Deferred revenue	(2,727)	2,727	-

NET CASH USED IN OPERATING ACTIVITIES	(23,558)	(202,680)	(1,256,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Proceeds from the sale of BlackBox	-	12,500	12,500
Additions to equipment	-	(2,171)	(18,284)
Proceeds from disposal of intangible assets	-	500	500
Additions to intangible assets	-	(1,199)	(269,200)

NET CASH USED IN INVESTING ACTIVITIES	-	9,630	(212,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	-	61,650	64,900
Proceeds from issuance of common stock	-	70,000	425,001
Proceeds from note payable, related party	22,000	-	22,000
Proceeds from convertible debentures	7,500	60,000	950,594

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,500	191,650	1,474,995

NET CHANGE IN CASH	5,942	(1,400)	6,673
CASH BALANCES
Beginning of period	731	2,131	-

End of period	$6,673	$731	$6,673

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock issued to satisfy convertible debt obligation	$-	$729,776	$729,776
Stock issued in share exchange of Blackbox Semiconductor, Inc.	$-	$37,036	$37,036
Convertible debt issue to satsify related party payable	$-	$675,000	$675,000

The accompanying notes are an integral part of these consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

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

Our business currently consists of four operating units: Cell Culturing Products ; Microfluidic Systems and Kits ; Special Substrates ; and Internal Development and Acquisitions .  Our Cell Culturing Unit is dedicated to the commercialization of our stem cell culture platform known as StemDisc ™ and its related software, as well as patent pending NanoShrink ™ based issue engineering substrates known for our Cell Align ™ .  Our Microfluidic Systems and Kits business is seeking to market a unique and patented modular microfluidic system we exclusively licensed from Corning Incorporated, as well as a version of NanoShrink ™ that will enable the low cost development of two dimensional microfluidic system prototypes.  Our Special Substrates business is developing specialized versions of NanoShrink ™ substrates that have unique surface plasmon resonance capabilities and which may be integrated into existing market leading devices and systems, including immunoassays.  And finally, our Internal Development and Acquisitions Unit is actively seeking and/or developing technologies that are a part of a development and commercialization program, as well as engaging in due diligence on technologies and businesses we are in the process of evaluating for acquisition purposes.

Our corporate mission is to become a leading high technology development company.  While we presently possess unique product and technology capabilities for the cell culture, immunoassay development, cell imaging, device prototyping and drug discovery markets, we intend to continue to create shareholder value through organic and inorganic growth.

NOTE 2.   GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $318,993 and used cash in operating activities of $23,558 for the year ended December 31, 2012.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,477,951, $2,464,412 and $9,779,215, respectively, at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Prepaid Expenses

Prepaid expenses consisted of the following at:

	December 31,	December 31,
	2012	2011
Prepaid expenses	$431	$4,291
Total Current Prepaid Expenses	$431	$4,291

Inventory

Inventory at December 31, 2012 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at December 31, 2012 and December 31, 2011 consist of the following:

	December 31,	December 31,
	2012	2011
Finished goods	$2,780	$2,780
Total	$2,780	$2,780

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the year ended December 31, 2012 and 2011 the Company recorded $2,733 and $4,727 in depreciation expense, respectively.

	December 31,	December 31,
	2012	2011
Property Plant and Equipment, net:
Computer Software and Hardware	$12,503	$12,503
Furniture and Equipment	682	682
Accumulated Depreciation	(9,765)	(7,032)
Total	$3,421	$6,154

On December 31, 2011, the Company considered its Stockvert assets fully impaired.  Management concluded the asset was no longer being utilized and did not hold any current or future economic benefit for the Company.  The Company does not expect to sell the asset, nor does management plan to pursue potential buyers.  As a result of the impairment, the Company recorded a loss related to the impairment of its Stockvert assets of $67,869 during the year ended December 31, 2010.

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

Intangible assets consisted of the following at:

	December 31,	December 31,
	2012	2011
Intangible Assets, net:
Trademarks	$10,118	$10,118
Less: Amortization	-	-
Total	$10,118	$10,118

During June 2011 the Company completed a share exchange agreement with BlackBox Semiconductor, Inc., a Nevada publicly traded company and as a result sold its ownership interests in its subsidiary BlackBox Semiconductor, Inc., a Delaware company (“BlackBox Subsidiary”), which included the Company’s interest related to the license agreement with the University of Chicago.

During year ended December 31, 2012 and 2011, the Company recorded $0 and $0 in amortization expense, respectively, related to the BlackBox Subsidiary intangible assets.

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

For the year ended December 31, 2011 the Company incurred a loss of $38,036 related to the Company's proportionate share of BlackBox Parent activity.

Accounts Payable

Accounts payable consisted of the following at:

	December 31,	December 31,
	2012	2011
Accounts payable	$1,167,190	$598,104
Stock-based payables	-	311,433
Total	$1,167,190	$909,537

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

Convertible notes are split into two components: a debt component and a component representing the embedded derivatives in the debt. The debt component represents the Company’s liability for future interest coupon payments and the redemption amount. The embedded derivatives represent the value of the option that debt holders have to convert into ordinary shares of the Company.  If the number of shares that may be required to be issued upon conversion of the Convertible Notes is indeterminate, the embedded conversion options of the Convertible Notes were accounted for as derivative instrument liabilities rather than equity.

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

The components of current income tax expense as of December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(136,400)	(520,386)
Change in depreciation differences	-	-
Change in contribution benefits	-	-
Change in valuation allowance	136,400	520,386
	$-	$-

The net deferred income taxes in the accompanying balance sheet include the following amounts of deferred income tax assets:

	December 31,	December 31,
	2012	2011
Net income tax assets:
Net operating loss carryforward	$4,180,600	$2,821,340
Contribution carryforward	-	-
Less: Deferred income tax liabilities
Depreciation differences	-	-
Less: Valuation allowance	(4,180,600)	(2,821,340)
Net deferred income tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the United States of America federal income tax rate to the income taxes reflected in the statements of operations:

Tax expense (credit) at statutory rate – federal	35%
State tax expense net of federal tax	8.75%
Change in valuation allowance	(43.75%)
Tax expense at actual rate	0%

As of December 31, 2012, the Company’s net deferred tax assets are offset by a valuation allowance of $4,180,600. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the year in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2012 and 2011, the Company has approximately $9,779,000 and $8,298,000, respectively, of net operating loss carryforwards available to reduce future taxable income. These carryforwards will begin to expire in 2028.

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012 through 2008 (inception).

Basic Net Loss per Share of Common Stock

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At December 31, 2012 there was $1,095,333 in convertible debt outstanding, 20,000,000 preferred shares and stock options that total 44,683,088 in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 1,980,813 shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the year	For the year
	ended December 31,	ended December 31,
	2012	2011

Numerator – (loss)	$(318,993)	$(1,117,276)
Denominator – weighted average number of shares outstanding
	224,284,179	208,724,810
Loss per share	$(0.00)	$(0.01)

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

The material terms of the Share Exchange were:

Shrink Nanotechnologies, Inc. issued 14,000,000 shares of restricted common stock to BlackBox Parent and 100% equity interest in BlackBox Subsidiary.  In exchange, Shrink Nanotechnologies, Inc. should have received $75,000 cash payable prior to December 31, 2012, and 27,030,000 shares of BlackBox Parent, representing approximately 19.9% of BlackBox Parent’s equity.  The cash received from the transaction shall be used to recover costs Shrink Nanotechnologies, Inc. invested into BlackBox Subsidiary.   The $75,000 payment was settled for $12,500 in 2011.  Shares of BlackBox Parent will either be sold or spun off to shareholders in whole or in part pursuant to an effective registration statement, as may be determined by the board at a later date, if and when such shares become liquid.  No such determination has been made as of the date of this filing.

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

Because the transaction was between entities under common control, the Company did not record a gain or loss related to the Share Exchange.  The quoted market price of BlackBox Parent’s common stock received by Shrink Nanotechnologies, Inc. was equal to $12,159,000 at the date of the Share Exchange.  Due to factors including, but not limited to the transaction being consummated between entities under common control and lack of market/inactivity in BlackBox Parent’s common stock, the Company recorded the transaction based on the historical cost basis of BlackBox Subsidiary paid into by Shrink Nanotechnologies, Inc. and the cash consideration aspect of the Share Exchange.  Management has determined that the Company has the ability to influence the operating and financial decisions of BlackBox Semiconductor, Inc. following the transfer and has recorded this investment under the equity method of accounting.  At December 31, 2012, the quoted market price for these shares was equal to $540,600.  The Company does not believe that the market for these shares will mature in the near future and it is therefore difficult to assess the true potential to turn these shares into cash.

The Company has disposed of all assets related to its previous business segment, BlackBox Subsidiary.  The Company has no revenues from this business, and no longer has any assets, or liabilities that will be or would be transferred, sold or disposed of related to this business segment through the date of discontinuance.  Nonetheless, as the accompanying consolidated financial statements reflect the year ended December 31, 2011, said financial statements include these operations prior to the completion of the Share Exchange.

The following condensed Balance Sheet represents BlackBox Subsidiary’s financial position as presented on a consolidated basis within the accompanying financial statements at June 3, 2011 (date of the Share Exchange) and December 31, 2011:

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

On December 13, 2010, the Company terminated its License Agreement with the UC Regents Merced, (the “Microfluidics License”). This license required that the Company continue to pay ongoing research costs as well as license fees, in exchange for an exclusive license to use certain microfluidic fabrication and other inventions.  Some of these patent rights also related to the Company ’ s ShrinkChip Manufacturing Solution ™ , however, the Company believes that there are commercially viable and affordable alternatives to the lost licenses that do not affect the Company ’ s intended product offerings.  In addition, the Company still owns and maintains its rights to the ShrinkChip ™ related trademarks, which were not part of the terminated Microfluidics License. The Company will not be refunded its initial research and license fees paid (amounting to $90,985 and 495,500 shares issued to date), and the Company has certain additional further material liabilities under this agreement relating to patent filing legal prosecution costs or development fees of up to $234,000, which amount is included in accounts payable, and is subject to dispute.  In addition, the Company is required to cover certain legal patent costs during the 90 day period after termination.  The Company does not believe that it has any other costs or liabilities relating to this license agreement.

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

The Company’s research sponsorship obligations require it to provide funding (which may be from the Company or other third parties) totaling $632,051 during the three year term of the SRA Agreement.  Of this amount $202,796 shall be paid during the 12 month period ended April 30, 2011; $211,311 shall be paid during the 12 month period ended April 30, 2012; and the remaining $217,944 shall be paid during the 12 month period ended April 30, 2013.  The foregoing payments are to be paid in quarterly installments of ¼ of the total cash fees payable during such 12 month period.  As of December 31, 2012 and through the date of this report, none of the payments were made.

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

C.  MF3 Membership and DARPA (June 2010)

The Company has become party to a Consortium Agreement (or, the “DARPA Co-Funding Agreement”) among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, which is headquartered at the UCI, which provides for partial “matched” funding from the Defense Advanced Research Projects Agency.  The DARPA Co-Funding Agreement became effective as of June 1, 2010.  The terms of the DARPA Co-Funding Agreement provides, among other things, that DARPA will match the Company, dollar for dollar (i.e. will provide 50% of certain funding on a “matched” dollar for dollar basis with third parties, if any), for funding commitments made by the Company, through a sponsored research agreement that is otherwise eligible for DARPA marching funds.  We have not received any capital commitments for funding yet and no assurance can be made that we will make or secure additional financing for research projects that qualify for DARPA matching funds, or that we will remain eligible for the same.  As a result, for the period ended December 31, 2011 the Company had not recorded any grant revenues related to this agreement.

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

As of December 31, 2012 and 2011, the effective interest rate was 18% and 18%, respectively.  The Company has recognized $18,000 and $18,000 for the contractual interest coupon for the years ended December 31, 2012 and 2011, respectively.

On September 30, 2010, the Company issued a $20,000 14% convertible note to Noctua Fund, LP in exchange of $20,000 cash.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%), and interest payments on the note are due monthly.  The note is convertible into shares of our common stock at an original conversion price of $0.04 per share.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price.  The Company used the effective conversion price based on the proceeds received to compute the intrinsic value of the embedded conversion option.  The Company then calculated an effective conversion price and used that price to measure the intrinsic value of the embedded conversion option.  At the time of the issuance date, the Company recorded a $20,000 discount, which represents the intrinsic value of the beneficial conversion feature.  The discount of $20,000 is being amortized over the life of the note.

The Company has not made any of the required interest payments and as a result this note is in default and accruing interest at its default rate of 18%.

As of December 31, 2012 and 2011, the effective interest rate was 18% and 18%, respectively.  The Company has recognized $3,600 and $3,600 for the contractual interest coupon for the years ended December 31, 2012 and 2011, respectively.  Additionally, the Company has recognized $10,000 and $10,000 for the amortization of the discount on the liability component for the years ended December 31, 2012 and 2011, respectively.

On January 10, 2011, the Company issued a $60,000 14% convertible note to Noctua Fund, LP in exchange of $60,000 cash.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%), and interest payments on the note are due monthly.  The note is convertible into shares of the Company’s common stock at an original conversion price of $0.17 per share.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price. At the time of the agreement date the market price of the Company’s stock was $0.125 per share, therefore there was no beneficial conversion feature that applied to this note.  The note is in default as of December 31, 2012.

The Company has not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

As of December 31, 2012 and 2011, the effective interest rate was 18% and 18%, respectively.  The Company has recognized $10,367 and $10,367 for the contractual interest coupon for the years ended December 31, 2012 and 2011, respectively.

On May 29, 2009, we assumed convertible notes and accrued interest of $118,121 owed to Noctua Fund LP, as part of the share exchange agreement with the shareholders of Shrink Technologies, Inc. The terms of these notes were then renegotiated into a new note with a principal amount of $118,121.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%) but did not begin to accrue interest until October 1, 2009.  Interest payments on the note are due monthly.  The note is convertible into shares of our common stock at an original conversion price of $0.04 per share.  The Company has determined this to be a substantial modification to the debt instruments and has applied debt extinguishment accounting to record a loss on extinguishment of debt of $118,121 for the year ended December 31, 2009.

The Company has not made any of the required interest payments and as a result this note is in default and accruing interest at its default rate of 18%.

As of December 31, 2012 and 2011, the effective interest rates were 18% and 18%, respectively.  The Company recognized $21,262 and $21,262 for the contractual interest coupon for the years ended December 31, 2012 and 2011, respectively.

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

There are 3,760,000 and 3,760,000 warrants immediately exercisable at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the effective interest rate was 18% and 18%, respectively.  The Company has recognized $20,847 and $20,847 for the contractual interest coupon for the years ended December 31, 2012 and 2011, respectively.  Additionally, the Company has recognized $188,021 and $188,021 for the amortization of the discount on the liability component for the years ended December 31, 2012 and 2011, respectively.

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

Notes Payable consists of the following at:

	December 31,	December 31,
	2011	2011
14% convertible notes due October 2012	$298,121	$298,121
12% convertible notes due November 2010	-	-
12% convertible notes due January 2011	-	-
12% convertible notes due February 2011	-	-
12% convertible notes due April 2011	-	-
12% convertible notes due May 2011	-	-
12% convertible notes due November 2011	-	-
4% convertible note due April 2012	675,000	675,000
Total convertible notes payable	$973,121	$973,121
Less: Discount on notes	-	(7,500)
Less: Current portion	(973,121)	(965,621)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2012	$965,121
2013	-
Total	$965,121

As of December 31, 2012, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $288,121, which is net of a $7,500 discount) with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.   Interest payments are due monthly on these notes.

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

Due to related parties consist of:

	December 31,	December 31,
	2012	2011
Due to BCGU, LLC	$697,000	$835,000
Due to Business Consulting Group Unlimited, Inc.	7,333	7,333
Due to Noctua Fund Manager, LLC	121,650	61,650
Total	$825,983	$903,983

There have been no payments made to related parties during the year month ended December 31, 2012.

NOTE 8.   COMMON STOCK ISSUANCES

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

NOTE 10.   WARRANTS

The following summarizes stock purchase warrants as of December 31, 2012 and 2011:

The following summarizes the changes in warrants outstanding for the years ended December 31, 2012 and 2011:

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

The following summarizes options as of December 31, 2012:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2011	675,000	$0.19
Expired/Retired	(150,000)	(0.08)
Exercised	-	-
Issued	-	-
Outstanding December 31, 2012	525,000	$0.19

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

NOTE 14.   SUBSEQUENT EVENTS

The Company has performed an evaluation of events occurring subsequent to the period end through the issuance date of this report. Based on our evaluation, there were no events that need to be disclosed.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 11, 2011, the Company terminated its relationship with its previous auditors, Mark Bailey & Company, Ltd. Reno Nevada.  Mark Bailey & Company, Ltd. had not yet rendered any audit report of the Company’s financial statements.  Effective as of March 17, 2011, the Company appointed Peterson Sullivan LLP of Seattle, Washington as the auditors of its financial statements for the fiscal year 2011.

On May 22, 2012, the Company terminated its relationship with its previous auditors, Peterson Sullivan LLP.

On May 25, 2012, the Company appointed Drake & Klein CPAs of Clearwater, Florida as the auditors of its financial statements as provided in this report.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

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

Management has not assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 as set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Due to the December 2011 change in management, as well as other factors, it is assumed that our internal controls over financial reporting are not effective at the reasonable assurance level based on those criteria, due to the following weakness described below.

Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended December 31, 2012, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements.  Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.  These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table lists the officers and directors of Shrink Nanotechnologies:

Name	Age	Position
Norman Meier	42	President
Luis J. Leung	44	Director

Norman Meier, President

Mr. Norman Meier is our President. Norman Meier has been an investment professional since 1995. He has held executive positions with top-tier global investment firms such as MAN Investments and AWD in Switzerland, and Canaccord Capital Corporation in Canada. He also founded a Swiss financial services firm, which has been licensed by the Swiss Banking Commission and registered with a self-regulatory organization.  Mr. Meier has over 10 years of experience in the gold exploration industry and has participated in raising approximately $35 million to fund private US companies and a total of $400 million from private investors and $600 million from institutional clients for mutual funds, hedge funds and other financial products.. During his tenure as Director and Executive of Hemis Corporation, Tecton Corporation and a director of Windfire Capital Corp. in Canada.he was responsible for managing over 10 geologists with oversight of projects in Canada, USA, Mexico and Peru. He has been involved in over 25 different exploration projects all over the world. Most of these projects were gold, silver, copper and molybdenum.

Mr. Meier has a BBA, MBA and Ph D in Human Behavior from Newport University USA and Switzerland. His MBA has a concentration in “Interpersonal Relationship & Communication” and his PhD is concentrated in “Personnel Management”. He had originally received the Swiss Matura Typus D (languages) and went to the University of Zurich to study Psychology. After his service in the army, he received a Financial Planning Designation of AWD Switzerland where he worked for over six years. He continued to journey to Canada where he finished several courses and received designations in from the Canadian Securities Institute (equivalent to FINRA in the USA): Canadian Securities Course (CSC), Derivatives Fundamental Course (DFC), Conduct & Practices Handbook Course (CPH), Options Licensing Course (OLC), Ethics Case Study Course, Technical Analysis Course (TAC), Investment Management Techniques (IMT), Options Strategies Course (OSTC), Portfolio Management Techniques (PMT), Agricultural Markets – Risk Management (ARM) and he became a member of the FCSI – Fellowship of the Canadian Securities Institute. Norman Meier also received the following two financial designations Canadian Investment Manager Designation and Derivatives Market Specialist Designation.

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

Code of Ethics

On February 10, 2006 we adopted a Code of Ethics.  The same was filed as Exhibit 11.1.8 on a Form 10 Annual Report filed on April 14, 2009.

ITEM 11.   EXECUTIVE COMPENSATION.

As a result of the reverse merger and acquisition by Shrink Technologies, Inc., a California corporation, of Shrink Nanotechnologies, Inc., a Delaware corporation, we did not experience any cash flow event as a result of any payment to an executive.  Additionally, there were no stock awards or options granted to executives during 2012 and 2011.  We have not provided retirement benefits or severance or change of control benefits to our named executive offices.  No unexercised options or warrants were held by any of our executive officers at year ended 2012.  No equity awards were made during the year ended December 31, 2012.

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

Compensation of Directors

The table below sets forth the compensation of our directors for the fiscal year ended December 31, 2012.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Darren Miles Luis J. Leung Mark L. Baum, Esq.	-	-	-	-	-	-	-
James B. Panther	-	-	-	-	-	-	-
Marshall Khine, Esq.	-	-	-	-	-	-	-
Heiner Dreismann	-	95,625	-	-	-	-	95,625 (1)(2)
Victor Hollander, CPA	-	-	-	-	-	-	-

(1) Effective as of June 22, 2009, and simultaneously with the appointment of Dr. Dreismann as a director of the Company, the Company entered into a Consulting Agreement with Dr. Dreismann.  The material terms of the Consulting Agreement provide, among other terms,  that Dr. Dreismann shall dedicate not less than two days per month, as reasonably requested by the Company and as the Consultant’s schedule permits, towards providing life sciences related advisory services and assist in procuring strategic partners and relationships.  This Consulting Agreement ended on January 1, 2011. Mr. Dreisman has been issued 750,000 shares of the Company’s common stock under his agreement, the value of which is as above.

Beginning January 1, 2011, Dr. Dreismann entered into a new agreement with the Company.  Our compensation to Dr. Dreismann under the agreement is as follows:

Fixed Compensation:  Beginning January 1, 2011, Dr. Dreismann is entitled to $40,000 in annual compensation payable in stock or cash which shall be determined by the Company at its discretion, and all Strategic Party Income, as defined below,

Additional Success Fees .  The Consulting Agreement also provides for a “success based” fee to be paid within 90 days of the end of the Company’s fiscal year from cash received from either (i) sublicensing agreements entered into with certain third parties introduced by the Mr. Dreismann or (ii) revenues generated from the sale of goods or services to parties introduced by Mr. Dreismann (“Strategic Party Income”).  Specifically, the consultant will be paid 5% of Strategic Party Income, net of all royalties and dividends payments, or 3% of the revenues received by the Company from the sale of goods and services to or through a strategic party introduced by Dr. Dreismann, net of costs of goods or services and a pro-rata allocation of sales, general and administrative costs.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31,
	2012	2011
Audit Fees	$6,000	$39,036
Audit-Related Fees	-	-
All Other Fees	-	-
TOTAL	$6,000	$39,036

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements. Audit fees were paid to Peterson Sullivan LLP, as our auditors during the year ended December 31, 2011.  Audit fees were paid to DKM Certified Public Accountants, fkaDrake & Klein CPAs, our current auditors, during the year ended December 31, 2012.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us.  In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit service performed by our auditors for our consolidated financial statements as of and for the year ended December 31, 2012.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Item 6. Exhibits.

The following exhibits are incorporated herein by reference to the following filings

Form 10-SB	10/19/2006
3.1.1	Certificate of Incorporation
3.1.2	Amended and Restated Certificate of Incorporation
3.2	Bylaws

Form 10-QSB	11/14/2007
3.1.3	Certificate of Designation (Series A and B Preferred Stock)

Form 10-Q	11/19/2008
10.1	Asset Purchase Agreement, dated as of September 30, 2009, between the Company as Seller, Dao Information Systems, LLC, DAO Information Systems, Inc. and Luis J. Leung.
10.2	Meaux Street Partners LP $25,000 10% Convertible Promissory Note, dated July 1, 2008
10.3	The Sonkei Trust $25,000 First Amended 10% Convertible Promissory Note, dated July 1, 2008
10.4	September 30, 2008 Settlement Agreements with SixTech Desenvolvmento Sistemas de Informatica Ltda.
10.5	September 30, 2008 Settlement Agreements with David F. Rubin, DAO Information Systems, LLC., and John Burkett
10.6	September 30, 2008 Settlement Agreement with Luis Leung

Form 8-K
10.1	Licensing Consent Agreement, dated as of September 30, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC
10.2	First Amended Licensing Consent Agreement, dated as of November 25, 2008, between BCGU, LLC, the Company and Dao Information Systems, LLC

Form 10-K Report	4/14/2009
11.1.1	September 30, 2008 Settlement Agreements between the Company and For Goodness
11.1.2	September 30, 2008 Settlement Agreements between the Company and Mathew Luchak
11.1.3	October 1, 2008 Omnibus Settlement Agreement between the Company and Luis Leung
11.1.4	Second Amended License Consent Agreement dated as of November 30, 2008 between the Company and BCGU
11.1.5	Exhibit 3.1 March 19, 2009 Amendment to the Articles of Incorporation
11.1.6	March 19, 2008 Designation of Series C Preferred Stock
11.1.7	Code of Ethics adopted on February 10, 2006
11.1.8	Share Exchange Agreement, dated as of January 15, 2009 between the Company and BCGU

Form 8-K	5/8/2009
10.1	Debt Consolidation Agreement with Noctua Fund L.P., dated May 7, 2009
10.2	$100,000 14% Secured Convertible Secured Promissory Note, issued May 7, 2009

Form 8-K	5/13/2009
10.1	Binding Letter of Intent to acquire Shrink Technologies, Inc., a California corporation

Form 8-K	5/15/2009
3.1	Certificate of ownership and merger, name change to Shrink Nanotechnologies, Inc.

Form 8-K	6/5/2009
10.1	Share Exchange Agreement between the Company, Marshall Khine and Shrink Technologies, Inc. (“Shrink”), dated as of May 29, 2009
10.2	Exclusive License Agreement for Processes for Microfluidic Fabrication and Other Inventions, between the Regents of the University of California (“UC Regents”) and Shrink
10.3	Research Agreement, dated as of June 2008, between Shrink and UC Regents (Merced)
10.4	Office space sublease, between Shrink and Business Consulting Group Unlimited, Inc.
10.5	Operating Agreement, dated as of May 29, 2009, between Shrink and BCGU, LLC
10.6	Debt Consolidation Agreement, May 29, 2009, between Shrink and Noctua Fund LP
10.7	Note Exchange Agreement
10.8	Consulting Agreement with Dr. Michelle Khine
21.1	List of Subsidiaries of Registrant
99.1	Unaudited Pro Forma Financial Statements: Shrink Nanotechnologies, Inc.
99.2	Audited Financial Statements of Shrink Technologies, Inc.

Form 8-K	6/19/2009
3.2	Amended and restated Bylaws of Shrink Nanotechnologies, Inc.

Form 8-K	6/25/2009
10.1	Consulting Agreement Heiner Dreismann, dated June 22, 2009

Form 10-Q	11/25/2009
10.1	First Amended Operating Agreement

Form 8-K	12/29/2009
10.1	First Amended Asset Purchase Agreement with Dao Information Systems, Inc., dated as of December 7, 2009

Form 8-K	2/3/2010 and Amended on 4/8/2010
99.1	Overview of Shrink Nanotechnologies, Inc.

Form 10-K Report	4/14/2010
3.1	Certificate of Amendment to Articles of Incorporation
4.1	Form of Convertible Note 12%
4.2	Form of Series A Warrant
10.1	Subscription Agreement

Form 8-K	5/7/2010
10.1	Sponsored Research Agreement Between the Company and The Regents of the University of California on behalf of Irvine campus dated May 3, 2010
10.2	Consortium Agreement among Academic Partners and Sponsors of the Micro/Nano Fluidics Fundamentals Focus MF3 Center, effective as of June 1, 2010

Form 10-Q	5/24/2010
10.12	Agreement dated as of January 4, 2010, between the Company and Justin Heit
10.13	Consulting Agreement dated January 4, 2010, between the Company and OTC Investor Source, Inc.
10.14	Consulting Agreement dated as of February 15, 2010, between the Company and Andrew Simon.
10.15	Consulting Agreement dated as of March 1, 2010, between the Company and Andrew Boll
10.16	Consulting Agreement, dated April 23, 2010, between the Company and Bruce Peterson

Form 10-Q	8/16/2010
10.17	Scientific Advisory Board Consulting Agreement, between the Company and Dr. Sayantani Ghosh

Form 8-K	10/18/2010
10.1	Patent and Know-How License Agreement between Shrink Nanotechnologies, Inc. and Corning Incorporated, dated as of July 26, 2010
10.2	Lease Agreement between Shrink Nanotechnologies, Inc. and The University of California on behalf of Irvine campus, dated as of October 1, 2010

Form 8-K/A	10/25/2010
16.1	Letter from Auditor, Chisholm, Bierwolf, Nilson & Morrill, LLC

Form 10-Q/A	11/29/2010
10.16	Sponsored Research Agreement, dated as of September 14, 2010, between Shrink Nanotechnologies, Inc. and University of California, Irvine
10.18	Consulting Agreement between the Company and Equire, LLC. Business Financial Advisory

Form 8-K	12/21/2010
10.1	License Agreement between Blackbox Semiconductor, Inc. and the University of Chicago, dated as of November 30, 2010
10.2	Shrink Nanotechnologies, Inc. 2010 Stock Incentive Plan

Form S-8	1/13/2011
4.1	2010 Stock Incentive Plan
5.1	Opinion of Levy International Law, LLC on legality
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Levy International Law, LLC (included in Exhibit 5.1)
24.1	Power of Attorney (included on signature page to this Registration Statement)

Form 8-K/A	3/23/2011
10.1	Second Amended Operating Agreement between Shrink Nanotechnologies, Inc. and BCGU, LLC
10.2	Extension of Research Agreement with University of California Regents, Irvine
16.1	Letter from Auditor, Mark Bailey & Company, Ltd. Reno Nevada

Form 8-K	4/12/2011
10.1	Letter of Intent, dated as of March 29, 2011, between Shrink Nanotechnologies, Inc. and Nanopoint, Inc.

Form 10-K	5/15/2012
4.1	Principal Balance $60,000 14% Convertible Promissory Note issued to Noctua Fund, LP
4.2	Principal Balance $675,000 4% Convertible Promissory Note issued to BCGU, LLC
21.1	Subsidiaries

Filed Herewith in This Form 10-K Report
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

Date: April 16, 2013

SHRINK NANOTECHNOLOGIES, INC.

By: /s/ Norman Meier

Norman Meier

President

(Principal Executive Officer,

Principal Financial Officer

and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman Meier	President	April 16, 2013
Norman Meier	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Luis J. Leung	Director	April 16, 2013
Luis J. Leung