Form 10-Q
period 2013-03-31
Shrink Nanotechnologies, Inc.
filed 2013-05-20
CIK 1355242

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period year: March 31, 2013

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

There were a total of 224,746,249 common shares outstanding, $0.001 par value, as of May 20, 2013

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes      . No  X .

SHRINK NANOTECHNOLOGIES, INC.

Quarterly Report on FORM 10-Q

March 31, 2013

Form 10-Q Quarterly Report

TABLE OF CONTENTS

Page

Forward Looking Statements	3

Use of Terms	3

PART I - FINANCIAL INFORMATION	4

Item 1. - Financial Statements	4

Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

Consolidated Statements of Operations and for the Three Months ended March 31, 2013 and 2012 and October 28, 2010 (date of inception) through March 31, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 and October 28, 2010 (date of inception) through March 31, 2013 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 - Controls and Procedures	30

PART II - OTHER INFORMATION	31

Item 1 - Legal Proceedings	31

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3 - Defaults Upon Senior Securities	31

Item 4 – Mine Safety Disclosures	31

Item 5 - Other Information	31

Item 6 – Exhibits	31

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

PART I

ITEM 1.

FINANCIAL STATEMENTS

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - BALANCE SHEETS

	March 31	December 31
	2013	2012
ASSETS	unaudited

Current assets
Cash	$5,380	$6,673
Deposits	1,500	1,500
Prepaid expenses	432	431
Inventory	2,780	2,780
Total current assets	10,092	11,384

Property, plant and equipment, net	2,991	3,421
Intangible assets, net	10,118	10,118

TOTAL ASSETS	$23,201	$24,923

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Convertible debentures, net of discount, default - related party	$298,121	$298,121
Convertible debentures, related party	675,000	675,000
Notes payable, related party	37,000	22,000
Accounts payable and accrued expenses	1,167,863	1,167,190
Due to related parties	121,650	121,650
Accrued interest	249,164	205,374
Deferred revenue	-	-

Total current liabilities	2,548,798	2,489,335

TOTAL LIABILITIES	2,548,798	2,489,335

COMMITMENTS (See Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, 25,000,000 shares authorized, $0.001 par value issued and outstanding 20,000,000 and 20,000,000 at March 31, 2013 and December 31, 2012, respectively

	20,000	20,000
Common stock, 475,000,000 shares authorized, $0.001 par value issued and outstanding 224,746,249 and 224,746,249 at March 31, 2013 and December 31, 2012, respectively

	224,746	224,746
Additional paid in capital	7,070,058	7,070,057
Accumulated deficit	(9,840,401)	(9,779,215)
TOTAL STOCKHOLDERS' DEFICIT	(2,525,597)	(2,464,412)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,201	$24,923

The accompanying notes are an integral part of these consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF OPERATIONS
(UNAUDITED)
			From
			Inception
			(January 15,
	For The Three Months Ended		2008) through
	March 31		March 31,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$-	$2,756	$10,269
Cost of sales	-	-	151
Gross profit	-	2,756	10,117.64

EXPENSES
Research and development	-	-	516,868
Professional fees	11,287	60,000	524,397
General and administrative	5,679	61,034	7,187,140
Loss on disposal of property, plant and equipment	-	-	14,096
Loss on asset impairment	-	-	347,921
Depreciation and amortization	430	657	120,690
Total operating expenses	17,396	121,691	8,711,112

Loss from operations	(17,396)	(118,935)	(8,700,994)

Other income (expense)
Equity investment loss	-	-	(38,036)
Interest expense	(43,790)	(22,665)	(1,121,880)
Loss from extinguishment of debt	-	-	(118,121)
Total other income (expense)	(43,790)	(22,665)	(1,278,037)

Loss from continuing operations	(61,186)	(141,600)	(9,979,031)

Discontinued Operations
(Loss) from discontinued Blackbox business	-	-	(5,195)
Income from discontinued Audiostocks business	-	-	143,825
Income (loss) from discontinued operations	-	-	138,630

NET LOSS	$(61,186)	$(141,600)	$(9,840,401)

Net loss per common share, basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-	-
Net loss per common share:	$(0.00)	$(0.00)

Weighted average common and common equivalent shares outstanding Basic and diluted	224,746,249	222,887,813

The accompanying notes are an integral part of these consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC. and SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED - STATEMENTS OF CASH FLOWS

			From Inception
	Three Months Ended		(January 15
	March 31		2008) through
	2013	2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,186)	$(141,600)	$(9,840,401)
Adjustments to reconcile net earnings to net cash used by operating activities:

Depreciation and amortization	430	657	123,270
Asset impairment	-	-	347,921
Debt discount accretion	-	2,500	763,333
Non-cash share-based payments	-	58,089	5,143,537
Loss on disposal of property, plant and equipment	-	-	14,096
Loss from extinguishment of debt	-	-	118,121
Loss from equity investment	-	-	38,036
Changes in assets and liabilities, net of effects from acquisitions			-
Deposits	-	1,500	(1,500)
Accounts receivable	-	-	1,672
Prepaid expenses	-	485	19,819
Inventory	-	-	(2,780)
Accounts payable and accrued expenses	10,673	318	954,985
Accrued interest	43,790	20,166	322,356
Due to related parties	-	60,000	735,000
Deferred revenue	-	(2,727)	-

NET CASH USED IN OPERATING ACTIVITIES	(6,293)	(612)	(1,262,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash purchased at acquisition	-	-	62,404
Proceeds from the sale of BlackBox	-	-	12,500
Additions to equipment	-	-	(18,284)
Proceeds from disposal of intangible assets	-	-	500
Additions to intangible assets	-	-	(269,200)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(212,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary prior to merger	-	-	12,500
Advances from related parties	-	-	64,900
Proceeds from issuance of common stock	-	-	425,001
Proceeds from note payable, related party	5,000	-	27,000
Proceeds from convertible debentures	-	-	950,594

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	-	1,479,995

NET CHANGE IN CASH	(1,293)	(612)	5,380
CASH BALANCES
Beginning of period	6,673	731	-

End of period	$5,380	$119	$5,380

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Stock issued to satisfy convertible debt obligation	$-	$-	$729,776
Stock issued in share exchange of Blackbox Semiconductor, Inc.	$-	$-	$37,036
Convertible debt issue to satsify related party payable	$-	$-	$675,000

The accompanying notes are an integral part of these consolidated financial statements.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.  For further information, refer to the Company’s audited financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  These consolidated financial statements have been prepared treating the Company as a development stage company, effective as of January 15, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained net losses of $61,186 and used cash in operating activities of $6,293 for the three months ended March 31, 2013.  The Company had a working capital deficiency, stockholders’ deficiency and accumulated deficit of $2,538,706, $2,525,597 and $9,840,401, respectively, at March 31, 2013.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations.

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

March 31, 2013

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

Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Prepaid Expenses

Prepaid expenses consisted of the following at:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Prepaid expenses	$432	$432
Total Current Prepaid Expenses	$432	$432

Inventory

Inventory at March 31, 2013 consisted of StemDisc450 devices, which are carried at the lower of cost or market value on a first-in first-out basis.

Inventories at March 31, 2013 and December 31, 2012 consist of finished goods.

The cost of materials and supplies purchased for testing and prototype products are expensed as research and development.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of the asset.  During the three months ended March 31, 2013 and 2012 the Company recorded $430 and $657in depreciation expense, respectively.

	March 31,	December 31,
	2013	2012
Property Plant and Equipment, net:
Computer Software and Hardware	$12,503	$12,503
Furniture and Equipment	682	682
Building and Improvements	-	-
Accumulated Depreciation	(10,194)	(9,764)
Total	$2,991	$3,421

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

Intangible assets consisted of the following at:

	March 31,	December 31,
	2012	2012
Intangible Assets, net:
Trademarks	10,118	10,118
Less: Amortization	-	-
Total	$10,118	$10,118

To date, the Company has not utilized its current trademarks to manufacture products/parts for sale, testing and evaluation. However, management expects to utilize the trademarks in the future. Shrink continues to make the required legal filings and uses of the trademark, the trademarks have an indefinite life, therefore there is no amortization.

Investment in BlackBox Semiconductor, Inc.

The Company owns approximately 19% interest in BlackBox Parent and used the cost method of accounting (less than 20% ownership) for this investment.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Accounts Payable and Accrued Expenses

Accounts Payable and Accrued Expenses consisted of the following at:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Accounts payable	$1,167,863	$1,167,190
Accrued payroll	-	-
Total	$1,167,863	$1,167,190

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

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(unaudited)

Basic Net Loss per Share of Common Stock for Continuing Operations

Basic net loss per common share is based on the weighted average number of shares outstanding during the periods presented.  Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period.  At March 31, 2013 there was $1,095,333 in convertible debt outstanding, 20,000,000 preferred shares and stock options that total approximately 2.8 million in common stock equivalents.  The Company also has consulting contracts involving possible common stock issuances of up to approximately 1,980,813 shares.  Common stock equivalents resulting from the issuance of these stock options have been considered, but have not been included in the per share calculations because such inclusion would be anti-dilutive.

	For the Three Months	For the Year
	Ended March 31,	Ended December 31,
	2013	2012
	(Unaudited)
Numerator – (loss)	$(61,186)	$(318,993)
Denominator – weighted average number of shares outstanding	224,746,249	224,284,179
Loss per share	$(0.00)	$(0.00)

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

On January 10, 2011, the Company issued a $60,000 14% convertible note to Noctua Fund, LP in exchange of $60,000 cash.  The note’s maturity date is October 1, 2012.  The note accrues interest at fourteen percent (14%), and interest payments on the note are due monthly.  The note is convertible into shares of the Company’s common stock at an original conversion price of $0.17 per share.  The number of shares issuable upon conversion of the notes shall be determined by dividing the outstanding principal amount, together with accrued but unpaid interest, to be converted by the conversion price. At the time of the agreement date the market price of the Company’s stock was $0.125 per share, therefore there was no beneficial conversion feature that applied to this note.  The note is in default as of March 31, 2013.

The Company has not made any of the required interest payments and as a result this note was in default and accruing interest at its default rate of 18%.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

Notes Payable consists of the following at:

	March 31,	December 31,
	2013	2012
	(Unaudited)
14% convertible notes due October 2012	$298,121	$298,121
4% convertible note due April 2012	675,000	675,000
Total convertible notes payable	$973,121	$973,121
Less: Discount on notes	-	-
Less: Current portion	(973,121)	(973,121)
Long-term portion	$-	$-

The following represents minimum payments due for notes payable:

Amount
2012	$965,121
2013	-
Total	$965,121

As of March 31, 2013, the Company had certain notes payable due to a related party in the amount of $298,121 (represented on the Company’s consolidated balance sheet as $288,121, which is net of a $7,500 discount) with a maturity date of October 1, 2012.  These notes are currently in default due to non-payment of monthly interest accruals and are classified as current liabilities on the balance sheet.  Interest payments are due monthly on these notes.

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

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

Due to related parties consist of:

	March 31,	December 31,
	2013	2012
	(Unaudited)
Due to BCGU, LLC	$697,000	$697,000
Due to Business Consulting Group Unlimited, Inc.	7,333	7,333
Due to Noctua Fund Manager, LLC	121,650	121,650
Total	$825,983	$825,983

There have been no payments made to related parties during the three months ended March 31, 2013.

SHRINK NANOTECHNOLOGIES, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 4.

WARRANTS

The following summarizes stock purchase warrants as of March 31, 2013:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2012	3,760,000	$0.20
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding March 31, 2013	3,760,000	$0.20

NOTE 5.     STOCK OPTIONS

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

The following summarizes options as of March 31, 2013:

		Weighted Average
	Amount	Exercise Price
Outstanding December 31, 2012	525,000	$0.19
Expired/Retired	-	-
Exercised	-	-
Issued	-	-
Outstanding March 31, 2013	525,000	$0.19

NOTE 6.   SUBSEQUENT EVENTS

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

To date the Company has paid $5,000, and at March 31, 2013 owes $12,598 under this agreement.  No assurance can be made that the Company will attain the funding necessary to fulfill its funding obligations under the SRA or, that the research performed will necessarily produce commercially viable new inventions.  In addition, in the event that discoveries are made, no assurance can be made that the Company will be able to fund commercialization of these technologies or that it will exercise its right to an exclusive license of these products.

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

Results of Operations for the Three Months Ended March 31, 2013

Revenues

The Company, recorded $0 in revenues for the three months ended March 31, 2013, and $2,756 for the same period in 2012. The reduction in revenues is primarily attributed to a lack of marketing funds for the product.

Operating Expenses

Our Shrink related business had total operating expenses of $17,396 for the three months ended March 31, 2013 as compared to $118,935 for the same period in 2012. The reduction of operating expenses was mainly due to a decrease professional fees and general and administrative expenses in conjunction with its decreased activities.

General and Administrative Expenses.  Our general and administration expenses decreased to $5,679 in the three months ended March 31, 2013 from $61,034 for the same period in 2012. This decrease was mainly due to the Company decreasing its expenses in conjunction with its decreased activities.

Professional Fees.  Professional fees are generally related to public company reporting and governance expenses as well as costs related to our acquisitions.  We incurred professional fees of $11,287 in the three months ended March 31, 2013 as compared to $60,000 for the same period in 2012.

Interest Expense. Interest expense increased to $43,790 in three months ended March 31, 2013 as compared to $22,665 for the same period in 2012, primarily due to notes that are default and accruing interest at its default rate of 18%.

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

Net Loss From Operations

For the three months ended March 31, 2013, we had a net loss of $61,186 from continuing operations as compared to a net loss of $141,600 from continuing operations for the same period in 2012.  Management attributes the decrease in net loss due to a decrease in operational and research activities.

We anticipate continued losses relating to investment into our research and development activities relating to Shrink, and to our capital raising activities.  We intend to fund our R&D activities, through government grants, partnerships and arrangements with universities (such as those that are in effect with the University of California Regents) and equity and debt financings.

Net Loss

In the three months ended March 31, 2013, we generated a net loss of $61,186 as compared to a net loss of $141,600 for the same period in 2012. The decrease in net loss is due to an overall change in our business operations.

Liquidity and Capital Resources

Our cash on hand at March 31, 2013 was $5,380 as compared to $6,673 at December 31, 2012.  During the year ended December 31, 2012, management primarily focused on product development and commercialization of products.  As a result, management neglected to spend significant time raising capital through the equity and debt financings.  The Company had no significant revenues during the years ended December 31, 2012 and 2011.

Given our current commitments and working capital, we cannot support our operations for the next 12 months without additional capital (See “Need for Additional Capital” below).

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report.

Cash Flow (All amounts in U.S. dollars)	The three months ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$(6,293)	$(612)
Net cash provided by (used in) investing activities	$0	$0
Net cash provided by (used in) financing activities	$5,000	$0

Net Increase (decrease) in Cash and Cash Equivalents	$(1,293)	$(612)
Cash and Cash Equivalent at Beginning of the Period	$6,673	$731
Cash and Cash Equivalent at End of the Period	$5,380	$119

Operating Activities

Net cash used in operating activities was $6,293 for the three months ended March 31, 2013, as compared to $612 used in operating activities for the same period in 2012. The increase in net cash used in operating activities was mainly due to a increase in accrued interest and a lack of revenue.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2013 was $0 as compared to $0 for the same period in 2012.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $5,000, as compared to $0 net cash provided by financing activities for the same period in 2012. The increase of net cash provided by financing activities was mainly attributable to a loan provided by a related party and a lack of revenue.

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

All stock issuances are subject to Board approval..

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures are not effective to satisfy the objectives for which they are intended.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

We are in default on payment of interest and principal upon the following notes: convertible notes with principal amounts totaling $973,121, issued to Noctua Fund, LP and BCGU, LLC. These notes are in default and accrue interest 18%.  These notes were disclosed in our Annual Report on Form 10-K for year 2012.

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

Filed Herewith in This Form 10-Q Report

31.1

Certification of Norman Meier, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002.

31.2

Certification of Norman Meier, Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act 2002

32.1	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Norman Meier, President and Chief Financial Officer.
32.2	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to section 906 The Sarbanes-Oxley Act 2002, executed by Norman Meier, Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2013

SHRINK NANOTECHNOLOGIES, INC.

By:  /s/ Norman Meier

Norman Meier

President

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)